Form 10-Q
period 2012-06-30
Annie's, Inc.
filed 2012-07-27
CIK 1431897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From            To

Commission File Number: 001-35470

Annie’s, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1266625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1610 Fifth Street Berkeley, CA	94710
(Address of principal executive offices)	(Zip Code)

(510) 558-7500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

Under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), Annie’s, Inc. qualifies as an “emerging growth company,” as defined under the JOBS Act.

On July 15, 2012, the registrant had 17,060,111 shares of common stock, par value $0.001 per share, outstanding.

Annie’s, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Annie’s, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)

	June 30,	March 31,
	2012	2012
ASSETS
CURRENT ASSETS:
Cash	$5,102	$562
Accounts receivable, net	7,388	11,870
Inventory	14,596	10,202
Deferred tax assets	1,995	1,995
Income tax receivable	2,870	164
Prepaid expenses and other current assets	1,604	1,252

Total current assets	33,555	26,045
Property and equipment, net	4,888	4,298
Goodwill	30,809	30,809
Intangible assets, net	1,161	1,176
Deferred tax assets, long-term	4,504	4,650
Deferred initial public offering costs	—	5,343
Other non-current assets	103	108

Total assets	$75,020	$72,429

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,185	$861
Related-party payable	—	1,305
Accrued liabilities	4,304	7,452

Total current liabilities	5,489	9,618
Credit facility	—	12,796
Convertible preferred stock warrant liability	—	2,157
Other non-current liabilities	956	921

Total liabilities	6,445	25,492

Convertible preferred stock	—	81,373
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock	—	—
Common stock	17	1
Additional paid-in capital	105,256	4,392
Accumulated deficit	(36,698)	(38,829)

Total stockholders’ equity (deficit)	68,575	(34,436)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$75,020	$72,429

See accompanying notes to the unaudited condensed consolidated financial statements

Annie’s, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2012	2011
Net sales	$34,293	$28,610
Cost of sales	20,486	17,022

Gross profit	13,807	11,588
Operating expenses:
Selling, general and administrative	10,211	8,303

Income from operations	3,596	3,285
Interest expense	(40)	(18)
Other income (expense), net	49	(484)

Income before provision for income taxes	3,605	2,783
Provision for income taxes	1,474	971

Net income	$2,131	$1,812

Net income attributable to common stockholders	$2,131	$54

Net income per share attributable to common stockholders
—Basic	$0.13	$0.12

—Diluted	$0.12	$0.04

Weighted average shares of common stock outstanding used in computing net income per share attributable to common stockholders
—Basic	16,936,007	464,994

—Diluted	17,600,908	1,236,410

See accompanying notes to the unaudited condensed consolidated financial statements

Annie’s, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock						Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2012	12,281,553	$81,373	—	$—	483,242	$1	$4,392	$(38,829)	$(34,436)
Reclassification of convertible preferred stock warrant liability upon consummation of IPO	—	—	—	—	—	—	2,170	—	2,170
Conversion of convertible preferred stock into common stock upon consummation of IPO	(12,281,553)	(81,373)	—	—	15,221,571	15	81,358	—	81,373
Shares issued upon consummation of IPO	—	—	—	—	950,000	1	11,145	—	11,146
Exercise of stock options	—	—	—	—	342,105	—	1,774	—	1,774
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	4,201	—	4,201
Net exercise of warrant to purchase shares of common stock					63,193	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	216	—	216
Net Income	—	—	—	—	—	—	—	2,131	2,131

Balance at June 30, 2012	—	$—	—	$—	17,060,111	$17	$105,256	$(36,698)	$68,575

See accompanying notes to the unaudited condensed consolidated financial statements

Annie’s, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,131	$1,812
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	200	152
Stock-based compensation	216	106
Allowances for trade discounts and other	—	(670)
Inventory reserves	(112)	—
Excess tax benefit from stock-based compensation	(4,201)	—
Accretion of imputed interest on purchase of intangible asset	35	—
Change in fair value of convertible preferred stock warrant liability	13	518
Amortization of deferred financing costs	5	8
Deferred taxes	146	(332)
Changes in operating assets and liabilities:
Accounts receivable, net	4,482	5,017
Inventory	(4,282)	(7,146)
Income tax receivable	164	—
Prepaid expenses, other current and non-current assets	(352)	(61)
Accounts payable	284	(5,611)
Related-party payable	(1,305)	47
Accrued expenses and other non-current liabilities	3,526	(515)

Net cash provided by (used in) operating activities	950	(6,675)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(735)	(380)

Net cash used in investing activities	(735)	(380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	735	20,198
Payments to credit facility	(13,531)	(16,774)
Proceeds from common shares issued in initial public offering, net of issuance costs	11,146	—
Net repurchase of stock options	—	(602)
Excess tax benefit from stock-based compensation	4,201	—
Proceeds from exercises of stock options	1,774	—

Net cash provided by financing activities	4,325	2,822

NET INCREASE (DECREASE) IN CASH	4,540	(4,233)
CASH—Beginning of period	562	7,333

CASH—End of period	$5,102	$3,100

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment funded through accounts payable	$40	$—
Conversion of convertible preferred stock into common stock	$81,373	$—

See accompanying notes to the unaudited condensed consolidated financial statements

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim condensed consolidated balance sheets as of June 30, 2012 and March 31, 2012, and the interim condensed consolidated statements of operations and cash flows for the three months ended June 30, 2012 and 2011 are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Company’s Annual Report on Form 10-K filed with the SEC on June 8, 2012. The March 31, 2012 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly our financial position as of June 30, 2012 and results of our operations and cash flows for the three months ended June 30, 2012 and 2011. The interim results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013.

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Annie’s Homegrown, Inc., Napa Valley Kitchen, Inc. and Annie’s Enterprises, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Initial Public Offering (IPO)

On April 2, 2012, the Company closed its IPO, in which it sold 950,000 shares and certain stockholders sold 4,800,000 shares of common stock at a price to the public of $19.00 per share. The aggregate amount of consideration for shares sold in the offering was $109.3 million. The shares sold by such stockholders included 750,000 additional shares purchased by the underwriters from certain of these stockholders pursuant to an option the underwriters held to cover overallotments of shares. The Company did not receive any proceeds from the sale of shares by the stockholders. The Company raised $11.1 million in net proceeds after deducting underwriting discounts and commissions of $1.3 million and other offering expenses of $5.6 million.

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

Upon consummation of the IPO, our Amended and Restated Certificate of Incorporation or Charter and Amended and Restated Bylaws took effect. The Charter authorized 35,000,000 shares of capital stock, 30,000,000 shares, par value $0.001 per share, of which are common Stock and 5,000,000 shares, par value $0.001 per share, of which are preferred stock. No shares of preferred stock were issued and outstanding as of June 30, 2012.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Concentration Risk

Customers with 10% or more of the Company’s net sales consist of the following:

	Net Sales
	Customer A	Customer B	Customer C
Three Months Ended June 30,
2012	28%	9%	10%
2011	25%	11%	12%

As of June 30, 2012, two customers represented 25% and 22%, respectively of accounts receivable. The same two customers represented 45% and 21%, respectively, of accounts receivable as of March 31, 2012.

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

The carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The carrying amount of the convertible preferred stock warrant liability at March 31, 2012, represented its estimated fair value (Note 7). Upon consummation of the IPO on April 2, 2012, prior to the automatic conversion of the convertible preferred stock warrant into a common stock warrant, it was remeasured and the change in fair value was recorded as a non-cash charge in other income (expense), net and the related liability was reclassified to additional paid-in capital.

Property and Equipment

The Company capitalizes certain internal and external costs related to the development and enhancement of the Company’s internal-use software. Capitalized internal-use software development costs are included in property and equipment on the accompanying consolidated balance sheets. At June 30, 2012 and March 31, 2012, capitalized software development costs, net of accumulated amortization, totaled $2.4 million and 2.0 million, respectively. As of June 30, 2012, of the $2.4 million capitalized software development costs, net of accumulated amortization, $2.2 million was in construction in progress.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses in the consolidated statements of operations. Shipping and handling costs primarily consist of costs associated with moving finished products to customers, including costs associated with distribution center, route delivery costs and the cost of shipping products to customers through third-party carriers. Shipping and handling costs recorded as a component of selling, general and administrative expenses were $1.3 million and $1.1 million for the three months ended June 30, 2012 and 2011, respectively.

Research and Development Costs

Research and development costs primarily consist of consumer research, employee-related costs for personnel responsible for the research and development of new products, supplies and materials. Research and development costs recorded as a component of selling, general and administrative expenses were $0.8 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs for the three months ended June 30, 2012 and 2011 included in selling, general and administrative expenses were $0.3 million and $0.1 million, respectively.

Net Income Per Share of Common Stock

Basic net income per share of common stock is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share of common stock is computed by giving effect to all potentially dilutive securities outstanding during the period. Potential common shares included those underlying our convertible preferred stock (using the if-converted method), stock options to purchase our common stock and restricted stock units (using the treasury stock method) and the warrant to purchase our common stock (using the treasury stock method). Performance share units were excluded from potential common shares since no shares were issuable as of June 30, 2012 and March 31, 2012. The performance share units vest based on achievement of specified percentage of targeted cumulative compounded earnings per share growth rate during the three-year period beginning April 1, 2012 and ending March 31, 2015.

The potential common shares from the convertible preferred stock warrant and convertible preferred stock had an anti-dilutive effect on the earnings per share for the three months ended June 30, 2011, and, accordingly, were excluded from the calculation. Additionally, certain stock options to purchase our common stock had an anti-dilutive effect on the earnings per share for the periods presented, and were also excluded.

Net income attributable to common stockholders during the three months ended June 30, 2011, was allocated using the two-class method. The two-class method is an earnings allocation method for calculating earnings per share when a company’s capital structure includes two or more classes of common stock or common stock and participating securities. Under this method, the Company reduced income from operations by the rights of the convertible preferred stockholders to participate in earnings. The earnings were allocated based on the relative percentage of weighted average shares of outstanding convertible preferred stock to the total number of weighted average shares of outstanding common and convertible preferred stock.

However, during the three months ended June 30, 2012, the Company did not allocate earnings using the two-class method because the earnings attributable to convertible preferred stockholders, prior to their conversion into common stockholders on April 2, 2012, were deemed not material.

Out-of-period Adjustment

During the first quarter of the prior fiscal year, the Company corrected an error in the measurement of the convertible preferred stock warrant liability. The correction increased the fair value of the convertible preferred stock warrant liability by $0.9 million and decreased additional paid-in capital by $0.4 million with a corresponding increase in expense of $0.5 million, which was recorded in other income (expense), net in the statement of operations during the three months ended June 30, 2011. The correction was an accumulation of an error that should have been recorded in prior periods and would have increased net loss for fiscal 2009 by $44,000, increased net income by $79,000 for

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

fiscal 2010 and decreased net income by $0.6 million for fiscal 2011. Management had assessed the impact of this error and did not believe that it was material, either individually or in the aggregate, to any prior period financial statements or to the financial statements for the year ended March 31, 2012.

3.	Balance Sheet Components

Inventory

Inventory is comprised of the following (in thousands):

	June 30,	March 31,
	2012	2012
Raw materials	$2,110	$1,938
Work in process	2,055	754
Finished goods	10,431	7,510

Inventory	$14,596	$10,202

Property and Equipment, Net

Property and equipment, net are comprised of the following (in thousands):

	June 30,	March 31,
	2012	2012
Equipment and automotive	$1,701	$1,730
Software	1,281	1,188
Leasehold improvements	566	566
Plates and dies	352	352

Total property and equipment	3,900	3,836
Less: Accumulated depreciation and amortization	(1,852)	(1,719)
Construction in progress	2,840	2,181

Property and equipment, net	$4,888	$4,298

The Company incurred depreciation expense of $185,000 and $150,000 during the three months ended June 30, 2012 and 2011, respectively.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Intangible Assets, Net

Intangible assets, net are comprised of the following (in thousands):

	June 30,	March 31,
	2012	2012
Product formulas	$1,023	$1,023
Other intangible assets	189	189

Total intangible assets	1,212	1,212
Less: accumulated amortization	(51)	(36)

Intangible assets, net	$1,161	$1,176

The Company incurred amortization expense of $15,000 and $2,000 on its intangible assets during the three months ended June 30, 2012 and 2011, respectively.

The estimated future amortization expense relating to intangible assets for the remainder of fiscal 2013, for each of the next five years through fiscal 2018 and thereafter is $45,000, $60,000 and $816,000, respectively.

Accrued Liabilities

The following table shows the components of accrued liabilities (in thousands):

	June 30,	March 31,
	2012	2012
Payroll and employee-related expenses	$1,480	$2,768
Accrued trade expenses	1,158	2,631
Inventory received not invoiced	845	531
Deferred rent	253	264
Brokerage commissions	317	382
Other accrued liabilities	251	876

Total accrued liabilities	$4,304	$7,452

4.	Credit Facility

The Company has a line of credit (the “Credit Agreement”) with Bank of America, N.A., which provides for revolving loans and letters of credit up to $20.0 million and is available to the Company for a term through August 2014. The Credit Agreement is collateralized by substantially all of Company’s assets.

Revolving advances under the Credit Agreement bear interest at the LIBOR plus 1.50 percentage points, as defined. Weighted average interest was 1.5% and 1.86% for the three months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and March 31, 2012, there was $20.0 million and $7.2 million, respectively, of availability for borrowings under the Credit Agreement. An unused line fee of 0.0625% per quarter is applied to the available balance unless the Company’s outstanding borrowings exceed half of the borrowing limit. Interest is payable monthly.

There are various financial and other covenants under the Credit Agreement. Financial covenants, as defined in the Credit Agreement include a net income covenant, total liabilities to tangible net worth covenant and a minimum fixed charge coverage covenant, through the term of the agreement. The Credit Agreement requires the Company to submit interim and annual financial statements by specified dates after each reporting period. The Company was in compliance with the financial covenants as of June 30, 2012 and March 31, 2012.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.	Related Party Transactions

Agreement with Solera Capital, LLC

The Company had a management agreement with Solera Capital, LLC, or Solera, an affiliate of its principal stockholder, Solera Partners, L.P., to provide consulting and advisory services to the Company for a term ending on the later of: (i) March 5, 2014, or (ii) the date on which Solera and its affiliates cease to own at least 10% of the voting equity of the Company (including any successor thereto). The services to be provided under the agreement included (i) assisting in the raising of additional debt and equity capital from time to time for the Company, if deemed advisable by the Board of Directors of the Company, (ii) assisting the Company in its long-term strategic planning generally, and (iii) providing such other consulting and advisory services as the Company may reasonably request.

In consideration of Solera providing the services listed above, effective April 1, 2011, the Company was obliged to pay Solera an annual advisory fee of $600,000, payable quarterly. The Company was also obliged to reimburse Solera for out-of-pocket costs and expenses incurred by Solera on behalf of the Company. During the three months ended June 30, 2011, the Company incurred $150,000 for such consulting and advisory services. The advisory services agreement with Solera was terminated upon the consummation of the IPO and as such the Company paid Solera a one-time termination fee of $1.3 million in April 2012.

6.	Commitments and Contingencies

Lease Commitments

The Company leases office space and other equipment under noncancelable operating leases that expire through fiscal year 2016. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended June 30, 2012 and 2011 was $120,000 and $160,000, respectively.

Future minimum lease payments under the noncancelable operating lease as of June 30, 2012 are as follows (in thousands):

Lease Payments
Nine Months Ending March 31, 2013	$412
Fiscal Year Ending March 31:
2014	563
2015	557
2016	476

Total future minimum lease payments	$2,008

Purchase Commitments

The Company has material non-cancelable purchase commitments, directly or through contract manufacturers, to purchase ingredients to be used in the future to manufacture its products. As of June 30, 2012, the Company’s purchase commitments totaled $13.1 million, which will substantially be incurred within a year.

The Company has an agreement with its contract warehousing company that includes minimum overhead fees of $200,000 annually beginning April 1, 2012 through June 2015. The expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

7.	Convertible Preferred Stock Warrant

In connection with a prior term loan, the Company had issued a warrant to Hercules Technology II, L.P. (“Hercules”) for the purchase of 80,560 shares of Series A 2005 Convertible Preferred Stock at an exercise price of $8.07 per share. The warrant was immediately exercisable on the date of issuance and was scheduled to expire at the earlier of five years from a qualifying IPO of the Company’s common stock or April 1, 2018. Upon the consummation of the Company’s IPO on April 2, 2012, the warrant became a warrant to purchase 80,560 shares of our common stock and the related convertible preferred stock warrant liability was reclassified to additional paid-in capital. On April 12, 2012, Hercules exercised the warrant to purchase 80,560 shares of our common stock by surrendering 17,367 shares to pay for the exercise. As a result, the Company issued Hercules 63,193 shares of common stock.

As of April 2, 2012, the Company measured the fair value of the outstanding convertible preferred stock warrant using an option pricing method with several possible distribution outcomes depending on the timing and kind of liquidity event utilizing the following assumptions:

April 2, 2012
Remaining contractual life (in years)	0.03
Risk-free interest rate	2.2%
Expected volatility	41%
Expected dividend rate	0%

Remaining Contractual Life. The Company derived the remaining contractual life based on the remaining term through actual exercise on April 12, 2012.

Risk-Free Interest Rate. The risk-free interest rate was based upon U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the warrant.

Volatility. Since prior to the IPO the Company was a private entity with no historical data regarding the volatility of its preferred stock, the expected volatility used was based upon the volatility of a group of similar entities, referred to as “guideline” companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.

Dividend Yield. Although the Company in the past declared dividends, no future dividends are expected to be available to benefit the warrant holder, and, accordingly, the Company used an expected dividend yield of zero in the valuation model.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Prior to April 2, 2012, the Company categorized the convertible preferred stock warrant liability as a Level 3 financial liability since there was no market activity for the underlying shares of the 2005 Convertible Preferred Stock. The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

April 2, 2012
Fair value at March 31, 2012	$2,157
Change in fair value recorded in other income (expense), net	13

Fair value at April 2, 2012	$2,170

8.	Preferred Stock

The Company’s certificate of incorporation authorized 5,000,000 shares of preferred stock, $0.001 par value per share. As of June 30, 2012, no certificate of designations defining the rights and preferences of the preferred stock had been filed and no shares of preferred stock were outstanding.

9.	Common Stock

As of June 30, 2012 and March 31, 2012, the Company’s certificate of incorporation authorized 30,000,000 and 24,000,000 shares of common stock, $0.001 par value per share, respectively, of which 17,060,111 and 483,242 shares were issued and outstanding, respectively. Each share of the common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when or if declared by the Board of Directors. No dividends were declared or paid during the three months ended June 30, 2012 and 2011, respectively.

10.	Income Taxes

We recognized income tax expense of $1.4 million for the three months ended June 30, 2012, compared to $1.0 million in the same period last year. The estimated effective tax rate was 40.9% for the three months ended June 30, 2012, compared to 34.9% in the same period last year. The effective tax rate is based on a projection of our annual fiscal year results. Our effective tax rate for the three months ended June 30, 2012 was higher than the effective tax rate for the three months ended June 30, 2011 largely due to a tax benefit recorded during the three months ended June 30, 2011 related to an increase in the tax rate applied for deferred tax assets due to an increase in the federal and state tax rates.

In addition, during the three months ended June 30, 2012, we recognized $11.8 million of tax deductions associated with stock option exercises. As of June 30, 2012, $11.4 million of these tax deductions are considered “excess” stock compensation related deductions, resulting in a reduction in taxes payable of $1.3 million, recording a tax refund receivable of $2.9 million, with a corresponding increase in additional paid in capital of $4.2 million. We will recognize the remaining $0.4 million of stock compensation related deductions as a reduction in taxes payable in future periods as we generate state taxable income.

The Company files consolidated tax returns for federal income taxes as well as for state income taxes in various state jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and local tax laws. The Company is potentially subject to U.S. federal, state and local income tax examinations for years 2005 and beyond.

The Company does not have any unrecognized tax positions as of June 30, 2012 that if recognized would affect the annual effective tax rate. No interest or penalties have been accrued for any period presented. Based on the Company’s assessment, including past experience and complex judgments about future events, the Company does not expect that changes in the liability for unrecognized tax benefits during the next twelve months will have a significant impact on its financial position or results of operations.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.	Net Income per Share of Common Stock attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share of common stock for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended June 30,
	2012	2011
Convertible preferred stock	—	15,221,571
Options to purchase common stock	2,562	68,164
Convertible preferred stock warrant	—	80,560

Total	2,562	15,370,295

A reconciliation of the basic and diluted net income per share attributable to common stockholders is as follows (in thousands except share and per share amounts):

	Three Months Ended June 30,
	2012	2011
Net income per share:
Net income	$2,131	$1,812
Less: Income attributable to convertible preferred stockholders	—	1,758

Net income attributable to common stockholders—basic and diluted	$2,131	$54

Weighted average shares of common stock outstanding used in computing net income attributable to common stockholders—basic	16,936,007	464,994
Potential dilutive options	659,040	771,416
Potential dilutive restricted stock units	5,861	—

Weighted average shares of common stock outstanding used in computing net income attributable to common stockholders—diluted	17,600,908	1,236,410

Net income per share attributable to common stockholders
—Basic	$0.13	$0.12

—Diluted
	$0.12	$0.04

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

12.	Geographic Areas and Product Sales

The Company’s net sales by geographic areas, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Three Months Ended June 30,
	2012	2011
United States	$33,148	$27,764
Canada	1,145	846

	$34,293	$28,610

The following table sets forth net sales by product category (in thousands):

	Three Months Ended June 30,
	2012	2011
Meals	$14,667	$10,452
Snacks	13,463	11,898
Dressings, condiments and other	6,163	6,260

	$34,293	$28,610

All of the Company’s long-lived assets are located in the U.S.

13.	Subsequent Events

Filing of S-1 Registration Statement

On July 17, 2012, the Company filed a registration statement on Form S-1 under the Securities Act with the SEC (the “S-1 Registration Statement”) for a secondary public offering of common stock of the Company. Certain stockholders, including Solera and certain other affiliates, intend to sell 3,173,892 shares of common stock in the offering. The Company will not receive any proceeds from the sale of shares by the stockholders. The underwriters have an option to purchase a maximum of 476,084 additional shares from the stockholders to cover overallotments of shares. The Company will not receive any proceeds from the exercise of the underwriters’ option to purchase additional shares. The estimated offering expenses payable by the Company are $0.7 million, which includes legal, accounting and printing costs and various other fees associated with the registration of common stock.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended March 31, 2012 (“fiscal 2012”) included in our Annual Report on Form 10-K filed with the SEC on June 8, 2012. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended,( the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those in our Form 10-K discussed in the section titled “Risk Factors.” The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

Our net sales are derived primarily from the sale of meals, snacks, dressings, condiments and other products under the Annie’s Homegrown and Annie’s Naturals brand names. We have experienced strong growth, driven by our meals and snacks categories, resulting from our focus on supporting our best-selling items and the introduction of new products in these categories. We have reduced our offerings in our dressings and condiments lines and discontinued our cereal line in the fourth quarter of fiscal 2012, which has resulted in no growth in that category. Sales are reported net of estimated sales and promotion incentives, slotting, customer discounts and spoils.

Gross profit is net of cost of sales, which consists of the costs of ingredients in the manufacture of products, contract manufacturing fees, packaging costs and in-bound freight charges. Ingredients account for the largest portion of the cost of sales followed by contract manufacturing fees and packaging.

Our selling, general and administrative expenses consist primarily of marketing and advertising expenses, freight and warehousing, wages, related payroll and employee benefit expenses, including stock-based compensation, commissions to outside sales representatives, legal and professional fees, travel expenses, other facility related costs, such as rent and depreciation, and consulting expenses. The primary components of our marketing and advertising expenses include trade advertising, samples, consumer events, sales data, consumer research and search engine and digital advertising.

Trends and Other Factors Affecting Our Business

Net sales growth continues to be driven by increased penetration of mainstream grocery and mass merchandiser channels, product innovation, increased brand awareness and greater consumer demand for natural and organic food products. In the second half of fiscal 2012 through our first quarter of the fiscal year ending March 31, 2013 (“fiscal 2013”), we experienced acceleration in consumer trends for many of our products. We also have benefited from improved placement in the mainstream grocery channel, which we believe has resulted in increased sales of our products. Our net sales growth has been primarily driven by volume; however, we have demonstrated the ability to execute price increases as needed to maintain margins, driven by our strong brand loyalty and perceived value relative to the competition.

We purchase finished products from independent contract manufacturers. We have long standing, strategic relationships with many of our contract manufacturers and suppliers of organic ingredients. We enter directly or through contract manufacturers into purchase commitments with certain suppliers for key ingredients that represent approximately half our cost of goods sold. This provides us with significant visibility into our cost structure over the next six to twelve months. Over the past 18 months, we have experienced increased costs for many of our inputs and expect these higher costs to continue throughout the remainder of fiscal 2013. We have been successful in maintaining or improving gross margins despite the increasing commodity cost environment through a combination of cost management and price increases. We actively manage our input and production costs through a combination of commodity management practices, vendor negotiation, productivity improvements and cost reductions in our supply chain. We invest significant time and effort to achieve permanent cost reductions in our supply chain. To drive these initiatives, we have begun to selectively invest capital in equipment located at our contract manufacturers to drive down costs, improve throughput and improve product quality.

Selling, general and administrative expenses have increased as a result of the investment we have made in building our organization and adding headcount to support our growth and operating as a public company. Many of our selling, general and administrative expenses are variable with volume including freight and warehouse expenses and commissions paid to our sales brokers. In addition, we continue to make investments in marketing to drive trial of our products and promote awareness of our brand and in research and development to support our robust innovation pipeline. Starting in fiscal 2012, we incurred incremental expense related to getting ready to operate as a public company. We expect to incur approximately $2 million in incremental expense annually related to being a public company.

Results of Operations

The following table sets forth items included in our consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

	Thee Months Ended June 30,		% of Net Sales
	2012	2011	2012	2011
	(in thousands, except for percentages)
Net sales	$34,293	$28,610	100.0%	100.0%
Cost of sales	20,486	17,022	59.7%	59.5%

Gross profit	13,807	11,588	40.3%	40.5%
Operating expenses:
Selling, general and administrative expenses	10,211	8,303	29.8%	29.0%

Total operating expenses	10,211	8,303	29.8%	29.0%

Income from operations	3,596	3,285	10.5%	11.5%
Interest expense	(40)	(18)	(0.1)%	(0.1)%
Other income (expense), net	49	(484)	0.1%	(1.7)%

Income before provision for income taxes	3,605	2,783	10.5%	9.7%
Provision for income taxes	1,474	971	4.3%	3.4%

Net income	$2,131	$1,812	6.2%	6.3%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net Sales

	Three Months Ended June 30,		Change		% of Net Sales
	2012	2011	$	%	2012	2011
	(in thousands, except for percentages)
Meals	$14,667	$10,452	$4,215	40.3%	42.8%	36.5%
Snacks	13,463	11,898	1,565	13.2%	39.2%	41.6%
Dressings, condiments and other	6,163	6,260	(97)	(1.5)%	18.0%	21.9%

Net sales	$34,293	$28,610	$5,683	19.9%	100.0%	100.0%

Net sales increased $5.7 million, or 19.9%, to $34.3 million during the three months ended June 30, 2012 compared to $28.6 million during the three months ended June 30, 2011. This increase reflects an increase in net sales of meals and snacks of $4.2 million and $1.6 million, respectively, offset by a slight decrease in dressings, condiments and other of $0.1 million. The increase in meals was predominantly driven by strong growth in the macaroni and cheese product line with a modest increase from organic frozen pizza, which we first shipped in January 2012. We experienced growth across all of our snack product lines. The growth in snacks was more modest relative to prior quarters because of channel mix. The slight decrease in dressings, condiments and other was attributable to the discontinuation of cereal. Excluding cereal, the dressings, condiments and other category grew by $0.5 million. Distribution gains and our mainline placement initiatives also contributed to net sales growth, primarily in the mainstream grocery channel. The net sales increase was primarily driven by volume with slightly higher average selling prices adding modest growth.

Gross Profit

	Three Months Ended June 30,		Change
	2012	2011	$	%
	(in thousands, except for percentages)
Cost of sales	$20,486	$17,022	$3,464	20.4%

Gross profit	$13,807	$11,588	$2,219	19.1%

Gross margin %	40.3%	40.5%

Gross profit increased $2.2 million, or 19.1%, to $13.8 million for the three months ended June 30, 2012 from $11.6 million for the three months ended June 30, 2011. Gross margin decreased 0.2 percentage points to 40.3% from 40.5% during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase in gross profit was primarily driven by the increase in net sales. The slight decrease in gross margin resulted from higher commodity costs, which were partially offset by price increases and cost reduction initiatives.

Operating Expenses

	Three Months Ended June 30,		Change
	2012	2011	$	%
	(in thousands, except for percentages)
Operating expenses:
Selling, general and administrative expenses	$10,211	$8,303	$1,908	23.0%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.9 million, or 23.0%, to $10.2 million during the three months ended June 30, 2012 from $8.3 million during the three months ended June 30, 2011. This increase was due primarily to an increase in payroll expense resulting from increased headcount to support our growth and operating as a public company. In addition, during the three months ended June 30, 2012, we made additional investments in research and development to support our innovation pipeline compared with the three months ended June 30, 2011. Additionally, public company related expenses impacted selling, general and administrative expenses during the three months ended June 30, 2012 compared with the three months ended June 30, 2011. As a percentage of net sales, selling, general and administrative expenses increased 0.8 percentage points to 29.8% during the three months ended June 30, 2012 from 29.0% during the three months ended June 30, 2011.

Income from Operations

	Three Months Ended June 30,		Change
	2012	2011	$	%
	(in thousands, except for percentages)
Income from operations	$3,596	$3,285	$311	9.5%

Income from operations as a percentage of net sales	10.5%	11.5%

As a result of the factors above, income from operations increased $0.3 million, or 9.5%, to $3.6 million during the three months ended June 30, 2012, from $3.3 million during the three months ended June 30, 2011. Income from operations as a percentage of net sales decreased 1.0 percentage point to 10.5% in the three months ended June 30, 2012, from 11.5% in the three months ended June 30, 2011.

Interest Expense

	Three Months Ended June 30,		Change
	2012	2011	$	%
	(in thousands, except for percentages)
Interest expense	$(40)	$(18)	$(22)	nm

Interest expense increased slightly during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to non-cash imputed interest expense related to financing of product formulas intangible asset acquired in fiscal 2012.

Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2012	2011	$	%
	(in thousands, except for percentages)
Other income (expense), net	$49	$(484)	$533	nm

Other income (expense), net during the three months ended June 30, 2012 primarily reflects royalty income partially offset by non-cash charge related to the increase in the fair value of the convertible preferred stock warrant on April 2, 2012, prior to its conversion into a common stock warrant. Other income (expense), net during the three month ended June 30, 2011 primarily reflects a non-recurring, non-cash out-of-period charge of $0.5 million related to the increase in the fair value of our convertible preferred stock warrant liability offset by royalty income.

Provision for income taxes

	Three Months Ended June 30,		Change
	2012	2011	$	%
	(in thousands, except for percentages)
Provision for income taxes	$1,474	$971	$503	nm

Effective tax rate	40.9%	34.9%

Our estimated effective tax rate was 40.9% for the three months ended June 30, 2012, compared to 34.9% in the same period last year. The effective tax rate is based on a projection of our annual fiscal year results. Our effective tax rate for the three months ended June 30, 2012 was higher than the effective tax rate for the three months ended June 30, 2011 largely due to a tax benefit recorded during the three months ended June 30, 2011 related to an increase in the tax rate applied for deferred tax assets due to an increase in the federal and state tax rates.

In addition, during the three months ended June 30, 2012, we recognized $11.8 million of tax deductions associated with stock option exercises. As of June 30, 2012, $11.4 million of these tax deductions are considered “excess” stock compensation related deductions, resulting in a reduction in taxes payable of $1.3 million, recording a tax refund receivable of $2.9 million, with a corresponding increase in additional paid in capital of $4.2 million. We will recognize the remaining $0.4 million of stock compensation related deductions as a reduction in taxes payable in future periods as we generate state taxable income.

Net income

	Three Months Ended June 30,		Change
	2012	2011	$	%
	(in thousands, except for percentages)
Net income	$2,131	$1,812	$319	17.6%

As a result of the factors above, net income increased $0.3 million, or 17.6%, to $2.1 million for the three months ended June 30, 2012 from $1.8 million for the three months ended June 30, 2011.

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

Liquidity and Capital Resources

	June 30,	March 31,
	2012	2012
	(in thousands)
Cash	$5,102	$562
Accounts receivable, net	7,388	11,870
Accounts payable, related-party payable and accrued liabilities	5,489	9,618
Working capital(1)	28,066	16,427

(1)	Working capital consists of total current assets less total current liabilities

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash:

	June 30,	June 30,
	2012	2011
	(in thousands)
Cash at beginning of period	$562	$7,333
Net cash provided (used in) by operating activities	950	(6,675)
Net cash used in investing activities	(735)	(380)
Net cash used in financing activities	4,325	2,822

Cash at end of period	$5,102	$3,100

Cash Flows from Operating Activities.

Operating activities provided $1.0 million of cash during the three months ended June 30, 2012, primarily due to our net income of $2.1 million, which included net non-cash charges of $0.5 million. Changes in operating asset and liability accounts provided an additional $2.5 million of net cash, which was comprised of a $4.5 million decrease in accounts receivable, a $3.5 million increase in accrued expenses offset by a $4.3 million increase in inventory and a $1.3 million decrease in related-party payable, resulting from the termination of our advisory services agreement with Solera effective upon the consummation of our IPO. This increase in cash was offset by the excess tax benefit from stock-based compensation of $4.2 million.

Operating activities used $6.7 million of cash during the three months ended June 30, 2011, primarily due to our net income of $1.8 million, which included net non-cash benefit of $0.2 million. Changes in operating asset and liability accounts used $8.3 million of net cash during the three months ended June 30, 2011.

Cash Flows from Investing Activities.

Cash used in investing activities related to purchases of property and equipment during the three months ended June 30, 2012 and 2011 was $0.7 million and $0.4 million, respectively.

Cash Flows from Financing Activities.

Cash provided by financing activities totaled $4.3 million during the three months ended June 30, 2012, comprised of:

•	net proceeds of $11.1 million received from common shares issued in the IPO, net of issuance costs;

•	excess tax benefit from stock-based compensation of $4.2 million;

•	proceeds of $1.8 million received from exercises of stock options; and

•	pay down of the outstanding balance of $12.8 million of our credit facility.

Cash provided by financing activities totaled $2.8 million during the three months ended June 30, 2011 including net proceeds of $3.4 million received from borrowings under our credit facility offset by payments of $0.6 million to repurchase certain stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2012:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More than Five Years

	(in thousands)
Rent obligations(1)	$1,964	$524	$1,440	$—	$—
Equipment lease obligations(2)	44	25	19	—	—

Total operating lease obligations	2,008	549	1,459	—	—
Purchase commitments(3)	13,064	12,792	272	—	—
Warehousing overheads obligations(4)	600	200	400

Total	$15,672	$13,541	$2,131	$—	$—

(1)	We lease approximately 33,500 square feet of space that houses our corporate headquarters and a sample warehouse at 1610 Fifth Street, Berkeley, California pursuant to a lease agreement that expires in February 2016. Our lease has escalating rent provisions over the initial term and set rental rates for two option terms through February 2021 based on a percentage of the then fair market rental rate. We are working on reconfiguring approximately 6,500 square feet from the sample storage area to additional office space to accommodate our growth.
(2)	We lease equipment under non-cancelable operating leases. These leases expire at various dates through 2016, excluding extensions at our option, and contain provisions for rental adjustments.
(3)	We have non-cancelable purchase commitments, directly or through contract manufacturers, to purchase ingredients to be used in the future to manufacture products.
(4)	We have an agreement with our contract warehousing company to pay minimum overhead fees through June 2015.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any holdings in variable interest entities.

Out-of-period Adjustment

During the first quarter of the prior fiscal year, we corrected an error in the measurement of our convertible preferred stock warrant liability. The correction increased the fair value of the convertible preferred stock warrant liability by $0.9 million and decreased additional paid-in capital by $0.4 million with a corresponding increase in expense of $0.5 million, which was recorded in other income (expense), net in the statement of operations during the three months ended June 30, 2011. The correction was an accumulation of an error that should have been recorded in prior periods and would have increased net loss for fiscal 2009 by $44,000, increased net income by $79,000 for fiscal 2010 and decreased net income by $0.6 million for fiscal 2011. Management had assessed the impact of this error and did not believe that it was material, either individually or in the aggregate, to any prior period financial statements or to the financial statements for the year ended March 31, 2012.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Form 10-K for fiscal 2012, filed with the SEC on June 8, 2012, provides a detailed discussion of the market risks affecting our operations. We believe our exposure to these market risks did not change materially during the three months ended June 30, 2012.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, including our disclosure committee, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to claims and assessments in the ordinary course of our business. We are not currently a party to any litigation matter that, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Policy

No cash dividends were paid during the three months ended June 30, 2012 and 2011. Although we have paid cash dividends on our capital stock from time to time in the past, we currently expect to retain all future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. The declaration and payment of any dividends in the future will be determined by our board of directors, in its discretion, and will depend on a number of factors, including our earnings, capital requirements, overall financial condition and contractual restrictions, including under our revolving credit facility and other indebtedness we may incur.

Use of Proceeds from Public Offering of Common Stock

On April 2, 2012, we closed our IPO, in which we sold 950,000 shares and certain stockholders sold 4,800,000 shares of common stock at a price to the public of $19.00 per share. The aggregate amount of consideration for shares sold in the offering was $109.3 million. The shares sold by such stockholders included 750,000 additional shares purchased by the underwriters from certain of these stockholders pursuant to an option the underwriters held to cover overallotments of shares. We did not receive any proceeds from the sale of shares by the stockholders.

The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-178270), which was declared effective by the SEC on March 27, 2012. The offering commenced as of March 28, 2012 and did not terminate before all of the securities registered in the registration statement were sold. Credit Suisse Securities (USA) LLC, J. P. Morgan Securities LLC, William Blair & Company, LLC, RBC Capital Markets, LLC, Stifel, Nicolaus & Company, Incorporated and Canaccord Genuity, Inc., acted as the underwriters. We raised $11.1 million in net proceeds after deducting underwriting discounts and commissions of $1.3 million and other offering expenses of $5.6 million.

We used $1.3 million of the net proceeds to pay Solera in connection with the termination of its advisory services agreement with us and the remaining balance of the net proceeds was used to repay a portion of our indebtedness outstanding under our credit facility. No other payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

Sales of Unregistered Securities

During the fiscal quarter ended June 30 2012, we issued an aggregate of 326,612 shares and 15,493 shares of our common stock to certain employees and officers upon the exercise of options awarded under our 2004 Plan and non-plan based awards, respectively. We received aggregate proceeds of $1.8 million during the three months ended June 30, 2012 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of July 15, 2012, options to purchase an aggregate of 992,053 shares and 161,122 shares of our common stock remain outstanding under the 2004 Plan and non-plan based awards, respectively. All option awards granted under the 2004 Plan and non-plan based awards were made prior to the effectiveness of our IPO. No further option grants will be made under our 2004 Plan.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

ITEM 6. EXHIBITS

The exhibits listed below are filed as a part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2012

ANNIE’S, INC.

By:	/s/ Kelly J. Kennedy
Kelly J. Kennedy
Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)