Form 10-Q
period 2012-09-30
Annie's, Inc.
filed 2012-10-31
CIK 1431897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

On October 15, 2012, the registrant had 17,122,249 shares of common stock, par value $0.001 per share, outstanding.

Annie’s, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Annie’s, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)

	September 30,	March 31,
	2012	2012
ASSETS
CURRENT ASSETS:
Cash	$14,629	$562
Accounts receivable, net	11,708	11,870
Inventory	12,401	10,202
Deferred tax assets	1,995	1,995
Income tax receivable	1,743	164
Prepaid expenses and other current assets	2,503	1,252

Total current assets	44,979	26,045
Property and equipment, net	4,887	4,298
Goodwill	30,809	30,809
Intangible assets, net	1,146	1,176
Deferred tax assets, long-term	4,433	4,650
Deferred initial public offering costs	—	5,343
Other non-current assets	99	108

Total assets	$86,353	$72,429

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,233	$861
Related-party payable	—	1,305
Accrued liabilities	9,042	7,452

Total current liabilities	11,275	9,618
Credit facility	—	12,796
Convertible preferred stock warrant liability	—	2,157
Other non-current liabilities	992	921

Total liabilities	12,267	25,492

Convertible preferred stock	—	81,373
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock	—	—
Common stock	17	1
Additional paid-in capital	106,982	4,392
Accumulated deficit	(32,913)	(38,829)

Total stockholders’ equity (deficit)	74,086	(34,436)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$86,353	$72,429

See accompanying notes to the unaudited condensed consolidated financial statements

Annie’s, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net sales	$46,686	$38,872	$80,979	$67,482
Cost of sales	28,786	24,737	49,272	41,759

Gross profit	17,900	14,135	31,707	25,723
Operating expenses:
Selling, general and administrative	11,539	8,056	21,750	16,359

Income from operations	6,361	6,079	9,957	9,364
Interest expense	(40)	(23)	(80)	(41)
Other income (expense), net	36	13	85	(471)

Income before provision for income taxes	6,357	6,069	9,962	8,852
Provision for income taxes	2,572	2,453	4,046	3,424

Net income	$3,785	$3,616	$5,916	$5,428

Net income attributable to common stockholders	$3,785	$107	$5,916	$161

Net income per share attributable to common stockholders
—Basic	$0.22	$0.23	$0.35	$0.35

—Diluted	$0.21	$0.11	$0.34	$0.16

Weighted average shares of common stock outstanding used in computing net income per share attributable to common stockholders
—Basic	17,070,327	465,045	17,003,534	465,019

—Diluted	17,702,516	1,018,359	17,656,356	986,680

See accompanying notes to the unaudited condensed consolidated financial statements

Annie’s, Inc.

Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2012	12,281,553	$81,373	—	$—	483,242	$1	$4,392	$(38,829)	$(34,436)
Reclassification of convertible preferred stock warrant liability upon consummation of IPO	—	—	—	—	—	—	2,170	—	2,170
Conversion of convertible preferred stock into common stock upon consummation of IPO	(12,281,553)	(81,373)	—	—	15,221,571	15	81,358	—	81,373
Shares issued upon consummation of IPO	—	—	—	—	950,000	1	11,145	—	11,146
Exercise of stock options	—	—	—	—	403,243	—	2,204	—	2,204
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	5,266	—	5,266
Net exercise of warrant to purchase shares of common stock					63,193	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	447	—	447
Net Income	—	—	—	—	—	—	—	5,916	5,916

Balance at September 30, 2012	—	$—	—	$—	17,121,249	$17	$106,982	$(32,913)	$74,086

See accompanying notes to the unaudited condensed consolidated financial statements

Annie’s, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,916	$5,428
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	463	302
Stock-based compensation	447	239
Allowances for trade discounts and other	(1,100)	556
Inventory reserves	(80)	—
Excess tax benefit from stock-based compensation	(5,266)	—
Accretion of imputed interest on purchase of intangible asset	71	—
Change in fair value of convertible preferred stock warrant liability	13	538
Amortization of deferred financing costs	9	17
Deferred taxes	217	(332)
Changes in operating assets and liabilities:
Accounts receivable, net	1,262	2,652
Inventory	(2,119)	(2,174)
Income tax receivable	(149)	—
Prepaid expenses, other current and non-current assets	4,092	(773)
Accounts payable	1,359	(7,887)
Related-party payable	(1,305)	(3)
Accrued expenses and other non-current liabilities	5,426	1,190

Net cash provided by (used in) operating activities	9,256	(247)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,009)	(860)

Net cash used in investing activities	(1,009)	(860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	2,663	33,206
Payments to credit facility	(15,459)	(33,206)
Proceeds from common shares issued in initial public offering, net of issuance costs	11,146	—
Dividends paid	—	(1,519)
Net repurchase of stock options	—	(602)
Excess tax benefit from stock-based compensation	5,266	—
Proceeds from exercises of stock options	2,204	10

Net cash provided by (used in) financing activities	5,820	(2,111)

NET INCREASE (DECREASE) IN CASH	14,067	(3,218)
CASH—Beginning of period	562	7,333

CASH—End of period	$14,629	$4,115

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment funded through accounts payable	$13	$—
Conversion of convertible preferred stock into common stock	$81,373	$—

See accompanying notes to the unaudited condensed consolidated financial statements

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Description of Business

Annie’s, Inc. (the “Company”), a Delaware corporation incorporated on April 28, 2004, is a natural and organic food company. The Company offers over 125 products in the following three product categories: meals; snacks; and dressings, condiments and other. The Company’s products are sold throughout the U.S. and Canada via a multi-channel distribution network that serves the mainstream grocery, mass merchandiser and natural retailer channels. The Company’s headquarters are located in Berkeley, California.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim condensed consolidated balance sheets as of September 30, 2012 and March 31, 2012, interim condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) as of September 30, 2012 and March 31, 2012, and the interim condensed consolidated statements of operations for the three and six months ended September 30, 2012 and 2011, and cash flows for the six months ended September 30, 2012 and 2011 are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Company’s Annual Report on Form 10-K filed with the SEC on June 8, 2012. The March 31, 2012 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP for audited financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly our financial position as of September 30, 2012 and results of our operations for the three and six months ended September 30, 2012 and 2011, and cash flows for the six months ended September 30, 2012 and 2011. The interim results for the six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013.

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Annie’s Homegrown, Inc., Annie’s Enterprises, Inc. and Napa Valley Kitchen, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Initial Public Offering (IPO)

On April 2, 2012, the Company closed its IPO, in which it sold 950,000 shares at an offering price of $19.00 per share and raised $11.1 million in net proceeds after deducting underwriting discounts and commissions of $1.3 million and other offering expenses of $5.6 million. In addition, certain of the Company’s stockholders, including funds administered by Solera Capital, LLC (“Solera”), sold 4.8 million shares at the $19.00 offering price in the IPO.

Immediately prior to the closing of the IPO, the outstanding shares of convertible preferred stock were automatically converted into 15,221,571 shares of common stock, the Company’s outstanding convertible preferred stock warrant was automatically converted into a common stock warrant to purchase a total of 80,560 shares of common stock and the related convertible preferred stock warrant liability was reclassified to additional paid-in capital.

Pursuant to our Amended and Restated Certificate of Incorporation or Charter and Amended and Restated Bylaws, which became effective upon consummation of the IPO, the Company has authorized 35,000,000 shares of capital stock, 30,000,000 shares, par value $0.001 per share, of which are common stock and 5,000,000 shares, par value $0.001 per share, of which are preferred stock. As of September 30, 2012, 17,121,249 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Secondary Public Offering

On August 6, 2012, the Company closed a secondary public offering, in which certain stockholders, including funds administered by Solera, sold 3,649,976 shares of common stock at an offering price of $39.25 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The offering expenses incurred by the Company were $0.7 million, including legal, accounting and printing costs and various other fees associated with the registration and sale of common stock sold in the secondary public offering.

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

Concentration Risk

Customers with 10% or more of the Company’s net sales consist of the following:

	Net Sales
	Customer A	Customer B	Customer C
Three Months Ended September 30,
2012	27%	13%	14%
2011	25%	14%	12%
Six Months Ended September 30,
2012	27%	11%	12%
2011	25%	13%	12%

As of September 30, 2012, Customer A and Customer B represented 26% and 18%, respectively, of accounts receivable. The same two customers represented 21% and 45%, respectively, of accounts receivable as of March 31, 2012.

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

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The carrying amount of the convertible preferred stock warrant liability at March 31, 2012 represented its estimated fair value. Upon consummation of the IPO on April 2, 2012, prior to the automatic conversion of the convertible preferred stock warrant into a common stock warrant, the estimated fair value was remeasured and the change in fair value was recorded as a non-cash charge in other income (expense), net and the related liability was reclassified to additional paid-in capital.

Property and Equipment

The Company capitalizes certain internal and external costs related to the development and enhancement of the Company’s internal-use software. Capitalized internal-use software development costs are included in property and equipment on the accompanying consolidated balance sheets. At September 30, 2012 and March 31, 2012, capitalized software development costs, net of accumulated amortization, totaled $2.3 million and 2.0 million, respectively. As of September 30, 2012, the Company had $2.1 million capitalized software development costs, net of accumulated amortization and $0.2 million in construction in progress.

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses in the consolidated statements of operations. Shipping and handling costs primarily consist of costs associated with moving finished products to customers, including costs associated with the Company’s distribution center, route delivery costs and the cost of shipping products to customers through third-party carriers. Shipping and handling costs recorded as a component of selling, general and administrative expenses were $1.5 million and $1.1 million for the three months ended September 30, 2012 and 2011, respectively and were $2.8 million and $2.2 million for the six months ended September 30, 2012 and 2011, respectively.

Research and Development Costs

Research and development costs primarily consist of consumer research, employee-related costs for personnel responsible for the research and development of new products, supplies and materials. Research and development costs recorded as a component of selling, general and administrative expenses were $0.7 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively and were $1.5 million and $0.9 million for the six months ended September 30, 2012 and 2011, respectively.

Advertising Costs

Advertising costs include the costs of producing advertisements and the costs of communicating advertisements. The costs of producing advertisements are expensed as incurred and the costs of communicating advertising are expensed over the period of communication. Total advertising costs for the three months ended September 30, 2012 and 2011 included in selling, general and administrative expenses were $0.1 million and $0.3 million, respectively. Total advertising costs were $0.4 million and $0.4 million for the six months ended September 30, 2012 and 2011, respectively.

Net Income Per Share of Common Stock

Basic net income per share of common stock is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share of common stock is computed by giving effect to all potentially dilutive securities outstanding during the period. Potential common shares included those underlying our convertible preferred stock (using the if-converted method), stock options to purchase our common stock and restricted stock units (using the treasury stock method) and the warrant to purchase our common stock (using the treasury stock method). Performance share units were excluded from potential common shares since no shares were issuable as of September 30, 2012 and March 31, 2012. The performance share units vest based on achievement of specified percentage of targeted cumulative compounded earnings per share growth rate during the three-year period beginning April 1, 2012 and ending March 31, 2015.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The potential common shares from the convertible preferred stock warrant had an anti-dilutive effect on the earnings per share for the six months ended September 30, 2011, and the potential common shares from convertible preferred stock had an anti-dilutive effect on the earnings per share for the three and six months ended September 30, 2011, and, accordingly, were excluded from the calculation. Additionally, certain stock options to purchase our common stock had an anti-dilutive effect on the earnings per share for the periods presented, and were also excluded. Further, certain restricted stock units had an anti-dilutive effect on the earnings per share for the three and six months ended September 30, 2012 and were excluded.

Net income attributable to common stockholders during the three and six months ended September 30, 2011, was allocated using the two-class method. The two-class method is an earnings allocation method for calculating earnings per share when a company’s capital structure includes two or more classes of common stock or common stock and participating securities. Under this method, the Company reduced income from operations by the dividends paid to convertible preferred stockholders and the rights of the convertible preferred stockholders to participate in undistributed earnings. The undistributed earnings were allocated based on the relative percentage of weighted average shares of outstanding convertible preferred stock to the total number of weighted average shares of outstanding common and convertible preferred stock.

Out-of-period Adjustment

During the six months ended September 30, 2011, the Company corrected an error in the measurement of the convertible preferred stock warrant liability. The correction increased the fair value of the convertible preferred stock warrant liability by $0.9 million and decreased additional paid-in capital by $0.4 million with a corresponding increase in expense of $0.5 million, which was recorded in other income (expense), net in the accompanying statement of operations during the six months ended September 30, 2011. The correction was an accumulation of an error that should have been recorded in prior periods and would have increased net loss for fiscal 2009 by $44,000, increased net income by $79,000 for fiscal 2010 and decreased net income by $0.6 million for fiscal 2011. Management had assessed the impact of this error and did not believe that it was material, either individually or in the aggregate, to any prior period financial statements or to the financial statements for the year ended March 31, 2012.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

3.	Balance Sheet Components

Inventory

Inventory is comprised of the following (in thousands):

	September 30,	March 31,
	2012	2012
Raw materials	$3,096	$1,938
Work in process	725	754
Finished goods	8,580	7,510

Inventory	$12,401	$10,202

Property and Equipment, Net

Property and equipment, net are comprised of the following (in thousands):

	September 30,	March 31,
	2012	2012
Equipment and automotive	$1,876	$1,730
Software	3,189	1,188
Leasehold improvements	566	566
Plates and dies	365	352

Total property and equipment	5,996	3,836
Less: Accumulated depreciation and amortization	(2,099)	(1,719)
Construction in progress	990	2,181

Property and equipment, net	$4,887	$4,298

The Company incurred depreciation expense of $248,000 and $433,000 for the three and six months ended September 30, 2012, respectively. The depreciation expense for the same periods in prior year was $147,000 and $297,000, respectively.

Intangible Assets, Net

Intangible assets, net are comprised of the following (in thousands):

	September 30,	March 31,
	2012	2012
Product formulas	$1,023	$1,023
Other intangible assets	189	189

Total intangible assets	1,212	1,212
Less: accumulated amortization	(66)	(36)

Intangible assets, net	$1,146	$1,176

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company incurred amortization expense of $15,000 and $30,000 on its intangible assets during the three and six months ended September 30, 2012. The amortization expense for the same periods over the prior year was $3,000 and $5,000, respectively.

The estimated future amortization expense relating to intangible assets for the remainder of fiscal 2013, for each of the next five years through fiscal 2018 and thereafter is $30,000, $60,000 and $816,000, respectively.

Accrued Liabilities

The following table shows the components of accrued liabilities (in thousands):

	September 30,	March 31,
	2012	2012
Payroll and employee-related expenses	$2,672	$2,768
Accrued trade expenses	1,928	2,631
Inventory received not invoiced	3,542	531
Deferred rent	242	264
Brokerage commissions	313	382
Other accrued liabilities	345	876

Total accrued liabilities	$9,042	$7,452

4.	Credit Facility

In December 2011, the Company entered into a second amendment and restated credit agreement (the “Credit Agreement”) with Bank of America, N.A., which provides for revolving loans and letters of credit up to $20.0 million and is available to the Company through August 2014. The Credit Agreement is secured by substantially all of the Company’s assets.

Revolving advances under the Credit Agreement bear interest at the LIBOR plus 1.5%, as defined. Weighted average interest was 1.5% for each of the three and six months ended September 30, 2012. Weighted average interest was 1.8% and 2.2% for the three and six months ended September 30, 2011, respectively. As of September 30, 2012 and March 31, 2012, there was $20.0 million and $7.2 million, respectively, of availability for borrowings under the Credit Agreement. An unused line fee of 0.0625% per quarter is applied to the available balance unless the Company’s outstanding borrowings exceed half of the borrowing limit. Interest is payable monthly.

There are various financial and other covenants under the Credit Agreement. Financial covenants, as defined in the Credit Agreement, include a net income covenant, total liabilities to tangible net worth covenant and a minimum fixed charge coverage covenant. The Credit Agreement requires the Company to submit interim and annual financial statements by specified dates after each reporting period. The Company was in compliance with the financial covenants under the Credit Agreement as of September 30, 2012.

5.	Related Party Transactions

Agreement with Solera Capital, LLC

The Company had an advisory services agreement with Solera, an affiliate of its principal stockholder, Solera Partners, L.P., to provide consulting and advisory services to the Company for a term ending on the later of: (i) March 5, 2014, or (ii) the date on which Solera and its affiliates cease to own at least 10% of the voting equity of the Company (including any successor thereto). The services to be provided under the agreement included (i) assisting in the raising of additional debt and equity capital from time to time for the Company, if deemed advisable by the Company’s board of directors, (ii) assisting the Company in its long-term strategic planning generally, and (iii) providing such other consulting and advisory services as the Company may reasonably request.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In consideration of Solera providing the services listed above, effective April 1, 2011, the Company was obliged to pay Solera an annual advisory fee of $600,000, payable quarterly. The Company was also obliged to reimburse Solera for out-of-pocket costs and expenses incurred by Solera on behalf of the Company. During the three and six months ended September 30, 2011, the Company incurred $150,000 and $300,000, respectively, for such consulting and advisory services. The advisory services agreement with Solera was terminated upon the consummation of the IPO and as such the Company paid Solera a one-time termination fee of $1.3 million in April 2012.

6.	Commitments and Contingencies

Lease Commitments

The Company entered into a lease agreement (the “Lease”) for its headquarters at 1610 Fifth Street, Berkeley, California on November 15, 2010 with an initial term that expires in February 2016. On September 25, 2012, the Company entered into an amendment to the Lease (the “Lease Amendment”). The Lease Amendment provides (i) for reconfiguration of the sample storage area to additional office space to accommodate growth, and (ii) the Company with a first option to extend the initial term of the lease for three years (the “First Option”) followed by a second option to extend the lease for an additional two years (the “Second Option and, together with the First Option, the “Option Periods”). The terms, covenants and conditions of the Lease, as amended, will continue to govern the Options Periods, except that the applicable monthly rent for the Option Periods will be equal to 95% of the fair market rental rate for the property, however, the monthly rent payable during the Option Periods will not be less than the monthly rent payable during the immediately preceding month of the initial term or First Option period, as applicable. The landlord is required to deliver to the Company a notice of the fair market rental rate for the property no later than August 1, 2015. If the Company does not agree with the proposed fair market rental rate, then the term of the lease will expire at the end of the initial term in February 2016. In such event, the Company will have to reimburse to the landlord, an amount not to exceed 40% of the total tenant improvement allowance plus interest, as determined in accordance with the Lease. Concurrently with the execution of the Lease Amendment, the Company exercised the First Option to extend the initial lease for an additional three years to February 2019.

Rent expense for non-cancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the three and six months ended September 30, 2012 was $120,000 and $239,000, respectively. Rent expense for the three and six months ended September 30, 2011 was $120,000 and $280,000, respectively.

Future minimum lease payments under the noncancelable operating lease as of September 30, 2012 are as follows (in thousands):

Lease Payments
Six Months Ending March 31, 2013	$278
Fiscal Year Ending March 31:
2014	601
2015	621
2016	638
2017	638
2018	638
2019	585

Total future minimum lease payments	$3,999

Purchase Commitments

The Company has material non-cancelable purchase commitments, directly or through contract manufacturers, to purchase ingredients to be used in the future to manufacture its products. As of September 30, 2012, the Company’s purchase commitments totaled $16.3 million, which will substantially be incurred within a year.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The outstanding shares of convertible preferred stock, immediately prior to the closing of the IPO on April 2, 2012, were automatically converted into 15,221,571 shares of common stock. During the three and six months ended September 30, 2011, the convertible preferred stockholders received a cash dividend of $0.097 per share, or approximately $1.5 million in the aggregate, as a result of participating in the common stock dividend. No dividend was declared or paid during the three and six months ended September 30, 2012.

8.	Preferred Stock

The Company’s certificate of incorporation authorized 5,000,000 shares of preferred stock, $0.001 par value per share. As of September 30, 2012, no certificate of designations defining the rights and preferences of the preferred stock had been filed and no shares of preferred stock were outstanding.

9.	Common Stock

As of September 30, 2012 and March 31, 2012, the Company’s certificate of incorporation authorized 30,000,000 and 24,000,000 shares of common stock, $0.001 par value per share, respectively, of which 17,121,249 and 483,242 shares were issued and outstanding, respectively. Each share of the common stock has the right to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available therefor and if, as and when or if declared by the Company’s board of directors. During the three and six months ended September 30, 2011, the Company declared and paid common shareholders a cash dividend of $0.097 per share, or $45,000 in the aggregate. No dividends were declared or paid during the three and six months ended September 30, 2012.

10.	Stock-Based Compensation

The Company has adopted performance incentive plans (2004 Stock Option Plan and Omnibus Incentive Plan together “Plans”) under which nonqualified stock options, restricted stock units and performance share units are granted to eligible employees, officers and directors. The Company has also granted non-plan performance based option awards to certain key management. Options granted under Plans to date generally vest over a two- to five-year period from the date of grant. Vested options can be exercised and generally expire ten years after the grant date. The restricted stock units granted to employees vest 50% on the second anniversary of the grant date, and the remaining 50% on the third anniversary of the grant date, provided continuance of the employment with the Company. The performance share units granted to employees vest based on achievement of required cumulative compounded earnings per share growth during the three-year period beginning at the first fiscal quarter beginning after the grant date and ending March 31, 2015. Stock-based compensation expense included in selling, general and administrative expenses was $231,000 and $133,000 for the three months ended September 30, 2012 and 2011, respectively, and was $447,000 and $239,000 for the six months ended September 30, 2012 and 2011, respectively.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes the activity of stock options during the six months ended September 30, 2012:

	Number	Weighted-Average
	of Shares	Exercise Price
Balance, March 31, 2012	1,759,367	$9.56
Granted	2,562	36.30
Cancelled	(2,523)	6.29
Exercised	(403,243)	5.47

Balance, September 30, 2012	1,356,163	$10.84

The following table summarizes the activity of unvested restricted stock units and performance share units during the six months ended September 30, 2012:

Shares-Based Awards	Shares	Weighted- Average Grant Date Fair Value
Unvested at March 31, 2012	65,899	$19.00
Granted	7,220	44.07
Vested	—	—
Performance Shares Adjustment	—	—
Forfeited	(500)	19.00

Unvested at September 30, 2012	72,619	$21.49

As of September 30, 2012, there was $3.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 3.2 years.

11.	Income Taxes

We recognized income tax expense of $2.6 million and $4.0 million for the three and six months ended September 30, 2012, compared to $2.5 million and $3.4 million in the same periods last year. The effective tax rate was 40.6% for the six months ended September 30, 2012, compared to 38.7% in the same period last year. The effective tax rate is based on a projection of our annual fiscal year results. Our effective tax rate for the six months ended September 30, 2012 was higher than the effective tax rate for the six months ended September 30, 2011 largely due to a tax benefit recorded during the six months ended September 30, 2011 related to an increase in the tax rate applied for deferred tax assets due to an increase in the federal and state tax rates.

In addition, during the three and six months ended September 30, 2012, we recognized $2.3 million and $14.1 million of tax deductions associated with stock option exercises. As of September 30, 2012, $2.1 million and $13.5 million of these tax deductions are considered “excess” stock compensation related deductions, resulting in a reduction in taxes payable of $3.8 million, recording a tax refund receivable of $1.4 million, with a corresponding increase in additional paid in capital of $5.3 million. We will recognize the remaining $0.2 million of stock compensation related deductions as a reduction in taxes payable in future periods as we generate state taxable income.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company does not have any unrecognized tax positions as of September 30, 2012 that if recognized would affect the annual effective tax rate. No interest or penalties have been accrued for any period presented. Based on the Company’s assessment, including past experience and complex judgments about future events, the Company does not expect that changes in the liability for unrecognized tax benefits during the next twelve months will have a significant impact on its financial position or results of operations.

12.	Net Income per Share of Common Stock attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share of common stock for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Convertible preferred stock	—	15,221,571	—	15,221,571
Options to purchase common stock	2,562	167,314	2,562	167,314
Restricted stock units	6,256	—	6,256	—
Convertible preferred stock warrant	—	—	—	80,560

Total	8,818	15,388,885	8,818	15,469,445

A reconciliation of the basic and diluted net income per share attributable to common stockholders is as follows (in thousands except share and per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net income per share:
Net income	$3,785	$3,616	$5,916	$5,428
Less: Dividends paid to convertible preferred stockholders	—	1,474	—	1,474
Less: Income attributable to convertible preferred stockholders	—	2,035	—	3,793

Net income attributable to common stockholders—basic and diluted	$3,785	$107	$5,916	$161

Weighted average shares of common stock outstanding used in computing net income attributable to common stockholders—basic	17,070,327	465,045	17,003,534	465,019
Potential dilutive options	625,684	509,794	646,468	521,661
Potential dilutive convertible preferred stock warrant	—	43,520	—	—
Potential dilutive restricted stock units	6,505	—	6,354	—

Weighted average shares of common stock outstanding used in computing net income attributable to common stockholders—diluted	17,702,516	1,018,359	17,656,356	986,680

Net income per share attributable to common stockholders
—Basic	$0.22	$0.23	$0.35	$0.35

—Diluted	$0.21	$0.11	$0.34	$0.16

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

13.	Geographic Areas and Product Sales

The Company’s net sales by geographic area, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
United States	$44,423	$37,532	$77,571	$65,296
Canada	2,263	1,340	3,408	2,186

	$46,686	$38,872	$80,979	$67,482

The following table sets forth net sales by product category (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Meals	$21,869	$16,724	$36,536	$27,176
Snacks	19,146	16,338	32,609	28,236
Dressings, condiments and other	5,671	5,810	11,834	12,070

	$46,686	$38,872	$80,979	$67,482

All of the Company’s long-lived assets are located in the U.S.

ITEM  2 — MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Our net sales are derived primarily from the sale of meals, snacks, dressings, condiments and other products under the Annie’s Homegrown and Annie’s Naturals brand names. We have experienced strong growth, driven by our meals and snacks categories, resulting from our focus on supporting our best-selling items and the introduction of new products in these categories. We have reduced our offerings in our dressings and condiments product lines and discontinued our cereal product line in the fourth quarter of fiscal 2012, which resulted in low or negative growth in that category. However, excluding our cereal product line, the dressings, condiments and other category grew modestly. Sales are reported net of estimated sales and promotion incentives, slotting, customer discounts and spoils.

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

Trends and Other Factors Affecting Our Business

Net sales growth continues to be driven by increased penetration of mainstream grocery and mass merchandiser channels, product innovation, increased brand awareness and greater consumer demand for natural and organic food products. In the twelve months ended September 30, 2012, we have experienced acceleration in consumer trends for many of our products. We also have benefited from improved placement in the mainstream grocery channel, which we believe has resulted in increased sales of our products. Our net sales growth has been primarily driven by volume; however, we have demonstrated the ability to execute price increases as needed to maintain margins, driven by our strong brand loyalty and perceived value relative to the competition.

We purchase finished products from independent contract manufacturers. We have long standing, strategic relationships with many of our contract manufacturers and suppliers of organic ingredients. We enter either directly or through contract manufacturers into forward pricing contracts with certain ingredient suppliers. This practice provides us with significant visibility into our cost structure over the next six to twelve months. In fiscal 2012, our contracted ingredients represented approximately 48% of our material costs and 25% of our cost of sales. Over the past 18 months, we have experienced increased costs for many of our inputs and expect these higher costs to continue throughout the remainder of our fiscal year ending March 31, 2013 (“fiscal 2013”). We strive to maintain or improve gross margins despite increasing commodity costs through a combination of cost management and price increases. We actively manage our input and production costs through commodity management practices, vendor negotiation, productivity improvements and cost reductions in our supply chain. We invest significant time and effort to achieve permanent cost reductions in our supply chain. To drive these initiatives, we have begun to selectively invest capital in equipment located at our contract manufacturers to drive down costs, improve throughput and improve product quality.

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

Results of Operations

The following table sets forth items included in our consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

	Three Months Ended September 30,		% of Net Sales		Six Months Ended September 30,		% of Net Sales
	2012	2011	2012	2011	2012	2011	2012	2011
	(in thousands, except for percentages)
Net sales	$46,686	$38,872	100.0%	100.0%	$80,979	$67,482	100.0%	100.0%
Cost of sales	28,786	24,737	61.7%	63.6%	49,272	41,759	60.8%	61.9%

Gross profit	17,900	14,135	38.3%	36.4%	31,707	25,723	39.2%	38.1%
Operating expenses:
Selling, general and administrative expenses	11,539	8,056	24.7%	20.7%	21,750	16,359	26.9%	24.2%

Total operating expenses	11,539	8,056	24.7%	20.7%	21,750	16,359	26.9%	24.2%

Income from operations	6,361	6,079	13.6%	15.6%	9,957	9,364	12.3%	13.9%
Interest expense	(40)	(23)	(0.1)%	(0.1)%	(80)	(41)	(0.1)%	(0.1)%
Other income (expense), net	36	13	0.1%	0.0%	85	(471)	0.1%	(0.7)%

Income before provision for income taxes	6,357	6,069	13.6%	15.6%	9,962	8,852	12.3%	13.1%
Provision for income taxes	2,572	2,453	5.5%	6.3%	4,046	3,424	5.0%	5.1%

Net income	$3,785	$3,616	8.1%	9.3%	$5,916	$5,428	7.3%	8.0%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net Sales

	Three Months Ended September 30,		Change		% of Net Sales
	2012	2011	$	%	2012	2011
	(in thousands, except for percentages)
Meals	$21,869	$16,724	$5,145	30.8%	46.9%	43.0%
Snacks	19,146	16,338	2,808	17.2%	41.0%	42.0%
Dressings, condiments and other	5,671	5,810	(139)	(2.4)%	12.1%	15.0%

Net sales	$46,686	$38,872	$7,814	20.1%	100.0%	100.0%

Net sales increased $7.8 million, or 20.1%, to $46.7 million during the three months ended September 30, 2012 compared to $38.9 million during the three months ended September 30, 2011. This increase reflects an increase in net sales of meals and snacks of $5.1 million and $2.8 million, respectively, offset by a slight decrease in dressings, condiments and other of $0.1 million. The increase in meals was predominantly driven by strong growth in the macaroni and cheese product line with a benefit from organic and made with organic frozen pizza products. Organic frozen pizza first shipped in January 2012 and made with organic frozen pizza first shipped this quarter. The increase in snacks was primarily due to growth in our snack mix, fruit snacks, grahams and crackers product lines. The slight decrease in dressings, condiments and other was attributable to the discontinuation of our cereal product line. Excluding our cereal product line, the dressings, condiments and other category grew modestly. Distribution gains and our mainline placement initiatives also contributed to net sales growth, primarily in the mainstream grocery channel. The net sales increase was primarily driven by volume with slightly higher average selling prices adding modest growth.

Gross Profit

	Three Months Ended September 30,		Change
	2012	2011	$	%
	(in thousands, except for percentages)
Cost of sales	$28,786	$24,737	$4,049	16.4%

Gross profit	$17,900	$14,135	$3,765	26.6%

Gross margin %	38.3%	36.4%

Gross profit increased $3.8 million, or 26.6%, to $17.9 million for the three months ended September 30, 2012 from $14.1 million for the three months ended September 30, 2011. Gross margin increased 1.9 percentage points to 38.3% from 36.4% during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase in gross profit was primarily driven by the increase in net sales. The increase in gross margin resulted from price increases and the cumulative impact of various cost reduction initiatives, which were partially offset by higher commodity costs.

Operating Expenses

	Three Months Ended September 30,		Change
	2012	2011	$	%
	(in thousands, except for percentages)
Operating expenses:
Selling, general and administrative expenses	$11,539	$8,056	$3,483	43.2%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.5 million, or 43.2%, to $11.5 million during the three months ended September 30, 2012 from $8.0 million during the three months ended September 30, 2011. This increase was due primarily to an increase in payroll expense resulting from increased headcount to support our growth and operations as a public company. Additionally, public company related expenses impacted selling, general and administrative expenses during the three months ended September 30, 2012 compared with the three months ended September 30, 2011. Further, during the three months ended September 30, 2012, we incurred $0.7 million including legal, accounting and printing costs and various other fees associated with the registration and sale of common stock in the secondary public offering by certain stockholders including Solera. We did not receive any proceeds from the sale of shares by the selling stockholders. As a percentage of net sales, selling, general and administrative expenses increased 4.0 percentage points to 24.7% during the three months ended September 30, 2012 from 20.7% during the three months ended September 30, 2011.

Income from Operations

	Three Months Ended September 30,		Change
	2012	2011	$	%
	(in thousands, except for percentages)
Income from operations	$6,361	$6,079	$282	4.6%

Income from operations as a percentage of net sales	13.6%	15.6%

As a result of the factors above, income from operations increased $0.3 million, or 4.6%, to $6.4 million during the three months ended September 30, 2012, from $6.1 million during the three months ended September 30, 2011. Income from operations as a percentage of net sales decreased 2.0 percentage points to 13.6% in the three months ended September 30, 2012, from 15.6% in the three months ended September 30, 2011.

Interest Expense

	Three Months Ended September 30,		Change
	2012	2011	$	%
	(in thousands, except for percentages)
Interest expense	$(40)	$(23)	$(17)	nm

Interest expense during the three months ended September 30, 2012 primarily related to non-cash imputed interest expense related to financing of product formulas intangible asset acquired in fiscal 2012. Interest expense during the three months ended September 30, 2011 consisted of expense related to borrowings on our revolving line of credit.

Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2012	2011	$	%
	(in thousands, except for percentages)
Other income (expense), net	$36	$13	$23	nm

Other income (expense), net during the three months ended September 30, 2012 consisted of royalty income. Other income (expense), net during the three months ended September 30, 2011 primarily reflects royalty income partially offset by non-cash charge of $20,000 related to the increase in the fair value of our convertible preferred stock warrant liability.

Provision for income taxes

	Three Months Ended September 30,		Change
	2012	2011	$	%
	(in thousands, except for percentages)
Provision for income taxes	$2,572	$2,453	$119	nm

Effective tax rate	40.5%	40.4%

Our effective tax rate was 40.5% for the three months ended September 30, 2012, compared to 40.4% in the same period last year. The effective tax rate is based on a projection of our annual fiscal year results. Our effective tax rate for the three months ended September 30, 2012 was higher than the effective tax rate for the three months ended September 30, 2011 largely due to a tax benefit recorded during the three months ended September 30, 2011 related to an increase in the tax rate applied for deferred tax assets due to an increase in the federal and state tax rates.

In addition, during the three months ended September 30, 2012, we recognized $2.3 million of tax deductions associated with stock option exercises. As of September 30, 2012, $2.1 million of these tax deductions are considered “excess” stock compensation related deductions, resulting in a reduction in taxes payable of $3.8 million, recording a tax refund receivable of $1.4 million, with a corresponding increase in additional paid in capital of $5.3 million. We will recognize the remaining $0.2 million of stock compensation related deductions as a reduction in taxes payable in future periods as we generate state taxable income.

Net income

	Three Months Ended September 30,		Change
	2012	2011	$	%
	(in thousands, except for percentages)
Net income	$3,785	$3,616	$169	4.7%

As a result of the factors above, net income increased $0.2 million, or 4.7%, to $3.8 million for the three months ended September 30, 2012 from $3.6 million for the three months ended September 30, 2011.

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011

Net Sales

	Six Months Ended September 30,		Change		% of Net Sales
	2012	2011	$	%	2012	2011
	(in thousands, except for percentages)
Meals	$36,536	$27,176	$9,360	34.4%	45.1%	40.3%
Snacks	32,609	28,236	4,373	15.5%	40.3%	41.8%
Dressings, condiments and other	11,834	12,070	(236)	(2.0)%	14.6%	17.9%

Net sales	$80,979	$67,482	$13,497	20.0%	100.0%	100.0%

Net sales increased $13.5 million, or 20.0%, to $81.0 million during the six months ended September 30, 2012 compared to $67.5 million during the six months ended September 30, 2011. This increase reflects an increase in net sales of meals and snacks of $9.3 million and $4.4 million, respectively, offset by a slight decrease in dressings, condiments and other of $0.2 million. The increase in meals was predominantly driven by strong growth in the macaroni and cheese product line with a benefit from organic and made with organic frozen pizza products. Organic frozen pizza first shipped in January 2012 and made with organic pizza first shipped this quarter. The increase in snacks was primarily due to growth in our fruit snacks, grahams, crackers and snack mix product lines. The slight decrease in dressings, condiments and other was attributable to the discontinuation of our cereal product line. Excluding our cereal product line, the dressings, condiments and other category grew modestly. Distribution gains and our mainline placement initiatives also contributed to net sales growth, primarily in the mainstream grocery channel. The net sales increase was primarily driven by volume with slightly higher average selling prices adding modest growth.

Gross Profit

	Six Months Ended September 30,		Change
	2012	2011	$	%
	(in thousands, except for percentages)
Cost of sales	$49,272	$41,759	$7,513	18.0%

Gross profit	$31,707	$25,723	$5,984	23.3%

Gross margin %	39.2%	38.1%

Gross profit increased $6.0 million, or 23.3%, to $31.7 million for the six months ended September 30, 2012 from $25.7 million for the six months ended September 30, 2011. Gross margin increased 1.1 percentage points to 39.2% from 38.1% during the six months ended September 30, 2012 compared to the six months ended September 30, 2011. The increase in gross profit was primarily driven by the increase in net sales. The increase in gross margin resulted from price increases and the cumulative benefit of various cost reduction initiatives, which were partially offset by higher commodity costs.

Operating Expenses

	Six Months Ended September 30,		Change
	2012	2011	$	%
	(in thousands, except for percentages)
Operating expenses:
Selling, general and administrative expenses	$21,750	$16,359	$5,391	33.0%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.4 million, or 33.0%, to $21.8 million during the six months ended September 30, 2012 from $16.4 million during the six months ended September 30, 2011. This increase was due primarily to an increase in payroll expense resulting from increased headcount to support our growth and operations as a public company. Additionally, public company related expenses impacted selling, general and administrative expenses during the six months ended September 30, 2012 compared with the six months ended September 30, 2011. Further, during the six months ended September 30, 2012, we incurred $0.7 million including legal, accounting and printing costs and various other fees associated with the registration and sale of common stock in the secondary public offering by certain stockholders including Solera. We did not receive any proceeds from the sale of shares by the selling stockholders. As a percentage of net sales, selling, general and administrative expenses increased 2.7 percentage points to 26.9% during the six months ended September 30, 2012 from 24.2% during the six months ended September 30, 2011.

Income from Operations

	Six Months Ended September 30,		Change
	2012	2011	$	%
	(in thousands, except for percentages)
Income from operations	$9,957	$9,364	$593	6.3%

Income from operations as a percentage of net sales	12.3%	13.9%

As a result of the factors above, income from operations increased $0.6 million, or 6.3%, to $10.0 million during the six months ended September 30, 2012, from $9.4 million during the six months ended September 30, 2011. Income from operations as a percentage of net sales decreased 1.6 percentage points to 12.3% in the six months ended September 30, 2012, from 13.9% in the six months ended September 30, 2011.

Interest Expense

	Six Months Ended September 30,		Change
	2012	2011	$	%
	(in thousands, except for percentages)
Interest expense	$(80)	$(41)	$(39)	nm

Interest expense during the six months ended September 30, 2012 primarily related to non-cash imputed interest expense related to financing of product formulas intangible asset acquired in fiscal 2012. Interest expense during the six months ended September 30, 2011 consisted of expense related to borrowings on our revolving line of credit.

Other Income (Expense), Net

	Six Months Ended September 30,		Change
	2012	2011	$	%
	(in thousands, except for percentages)
Other income (expense), net	$85	$(471)	$556	nm

Other income (expense), net during the six months ended September 30, 2012 primarily reflects royalty income partially offset by non-cash charge of $13,000 related to the increase in the fair value of the convertible preferred stock warrant on April 2, 2012, prior to its conversion into a common stock warrant. Other income (expense), net during the six months ended September 30, 2011 primarily reflects a non-recurring, non-cash out of period charge of $0.5 million related to the increase in the fair value of our convertible preferred stock warrant liability offset by royalty income.

Provision for income taxes

	Six Months Ended September 30,		Change
	2012	2011	$	%
	(in thousands, except for percentages)
Provision for income taxes	$4,046	$3,424	$622	nm

Effective tax rate	40.6%	38.7%

Our effective tax rate was 40.6% for the six months ended September 30, 2012, compared to 38.7% in the same period last year. The effective tax rate is based on a projection of our annual fiscal year results. Our effective tax rate for the six months ended September 30, 2012 was higher than the effective tax rate for the six months ended September 30, 2011 largely due to a tax benefit recorded during the six months ended September 30, 2011 related to an increase in the tax rate applied for deferred tax assets due to an increase in the federal and state tax rates.

In addition, during the six months ended September 30, 2012, we recognized $14.1 million of tax deductions associated with stock option exercises. As of September 30, 2012, $13.5 million of these tax deductions are considered “excess” stock compensation related deductions, resulting in a reduction in taxes payable of $3.8 million, recording a tax refund receivable of $1.4 million, with a corresponding increase in additional paid in capital of $5.3 million. We will recognize the remaining $0.2 million of stock compensation related deductions as a reduction in taxes payable in future periods as we generate state taxable income.

Net income

	Six Months Ended September 30,		Change
	2012	2011	$	%
	(in thousands, except for percentages)
Net income	$5,916	$5,428	$488	9.0%

As a result of the factors above, net income increased $0.5 million, or 9.0%, to $5.9 million for the six months ended September 30, 2012 from $5.4 million for the six months ended September 30, 2011.

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

Liquidity and Capital Resources

	September 30,	March 31,
	2012	2012
	(in thousands)
Cash	$14,629	$562
Accounts receivable, net	11,708	11,870
Accounts payable, related-party payable and accrued liabilities	11,275	9,618
Working capital(1)	33,704	16,427

(1)	Working capital consists of total current assets less total current liabilities

Our principal sources of liquidity are our cash and accounts receivable, as well as cash flows from operations. Additionally, we have a line of credit with Bank of America, N.A., which provides for revolving loans and letters of credit up to $20.0 million and is available to us through August 2014. We believe that our cash and accounts receivable and potential cash flows from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. We have historically generated cash from our operations, however, there can be no assurance that our operations will continue to generate cash flows in the future. We use cash generated from our operations to fund our ongoing operations including business expansion and growth.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash:

	Six Months Ended September 30,
	2012	2011
	(in thousands)
Cash at beginning of period	$562	$7,333
Net cash provided by (used in) operating activities	9,256	(247)
Net cash used in investing activities	(1,009)	(860)
Net cash provided by (used in) financing activities	5,820	(2,111)

Cash at end of period	$14,629	$4,115

Cash Flows from Operating Activities.

Operating activities provided $9.3 million of cash during the six months ended September 30, 2012, primarily due to our net income of $5.9 million, which included non-cash charges of $0.5 million for depreciation and amortization, $0.4 million for stock-based compensation and a $1.1 million reduction in allowances for trade discounts and other. Changes in operating asset and liability accounts provided an additional $8.6 million of net cash, which was comprised of a $5.4 million increase in accrued expenses, a $4.1 million increase in prepaid expenses, other current and non-current assets, a $1.4 million increase in accounts payable and a $1.3 million decrease in accounts receivable, partially offset by a $2.1 million increase in inventory, other current and non-current assets and a $1.3 million decrease in related party-payable, resulting from the termination of our advisory services agreement upon consummation of our IPO. This increase in cash was offset by the excess tax benefit from stock-based compensation of $5.3 million.

Operating activities used $0.2 million of cash during the six months ended September 30, 2011, primarily due to our net income of $5.4 million, which included net non-cash charges of $1.3 million. Changes in operating asset and liability accounts used $7.0 million of net cash during the six months ended September 30, 2011.

Cash Flows from Investing Activities.

Cash used in investing activities related to purchases of property and equipment during the six months ended September 30, 2012 and 2011 was $1.0 million and $0.9 million, respectively.

Cash Flows from Financing Activities.

Cash provided by financing activities totaled $5.8 million during the six months ended September 30, 2012, comprised of:

•	net proceeds of $11.1 million received from common shares issued in the IPO, net of issuance costs;

•	excess tax benefit from stock-based compensation of $5.3 million;

•	proceeds of $2.2 million received from exercises of stock options; and

•	net pay down of $12.8 million of our credit facility.

Cash used in financing activities totaled $2.1 million during the six months ended September 30, 2011, which consisted of $1.5 million in cash dividend payments made to stockholders and $0.6 million to repurchase certain stock options.

Credit Facility

In December 2011, we entered into a second amended and restated credit agreement (the “Credit Agreement”) with Bank of America, N.A., which provides for revolving loans and letters of credit up to $20.0 million and is available to us through August 2014. The Credit Agreement is secured by a lien on substantially all of our assets.

Revolving advances under the Credit Agreement bear interest at the LIBOR plus 1.50%, as defined. Weighted average interest was 1.5% for each of the three and six months ended September 30, 2012. Weighted average interest was 1.8% and 2.2% for the three and six months ended September 30, 2011, respectively. As of September 30, 2012 and March 31, 2012, there was $20.0 million and $7.2 million, respectively, of availability for borrowings under the Credit Agreement. An unused line fee of 0.0625% per quarter is applied to the available balance unless our outstanding borrowing exceeds half of the borrowing limit. Interest is payable monthly.

There are various financial and other covenants under the Credit Agreement. Financial covenants, as defined in the Credit Agreement, include a net income covenant, total liabilities to tangible net worth covenant and a minimum fixed charge coverage covenant. The Credit Agreement requires us to submit interim and annual financial statements by specified dates after each reporting period. We were in compliance with the financial covenants under the Credit Agreement as of September 30, 2012.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2012:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More than Five Years
	(in thousands)
Rent obligations(1)	$3,999	$577	$1,241	$1,277	$904
Equipment lease obligations(2)	38	25	13	—	—

Total operating lease obligations	4,037	602	1,254	1,277	904
Purchase commitments(3)	16,330	16,092	238	—	—
Warehousing overheads obligations(4)	550	200	350

Total	$20,917	$16,894	$1,842	$1,277	$904

(1)	We lease approximately 33,500 square feet of space that houses our corporate headquarters and a sample warehouse at 1610 Fifth Street, Berkeley, California pursuant to a lease agreement that expires in February 2016 (the “Lease”). On September 25, 2012, we entered into an amendment (the “Lease Amendment”) to the Lease for reconfiguration of approximately 6,700 square feet from the sample storage area to additional office space to accommodate our growth. The amendment also provided us with, among other things, an option to extend the initial term of the lease for three years (the “First Option”) followed by a second option to extend the lease for an additional two years (the “Second Option” and, together with the First Option, the “Option Periods”). The terms, covenants and conditions of the Lease, as amended, will continue to govern the Options Periods, except that the applicable monthly rent for the Option Periods will be equal to 95% of the fair market rental rate for the property, however, the monthly rent payable during the Option Periods will not be less than the monthly rent payable during the immediately preceding month of the initial term or First Option period, as applicable. The landlord is required to deliver to us a notice of the fair market rental rate for the property no later than August 1, 2015. If we do not agree with the proposed fair market rental rate, then the term of the lease will expire at the end of the initial term in February 2016. In such event, we will have to reimburse to the landlord, an amount not to exceed 40% of the total tenant improvement allowance plus interest, as determined in accordance with the Lease. Concurrently with the execution of the Lease Amendment, we exercised the First Option to extend the initial lease for an additional three years to February 2019.
(2)	We lease equipment under non-cancelable operating leases. These leases expire at various dates through 2015.
(3)	We have non-cancelable purchase commitments, directly or through contract manufacturers, to purchase ingredients to be used in the future to manufacture products.
(4)	We have an agreement with our contract warehousing company to pay minimum overhead fees through June 2015.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any holdings in variable interest entities.

Out-of-period Adjustment

During the first six months of the prior fiscal year, we corrected an error in our measurement of the convertible preferred stock warrant liability. The correction increased the fair value of the convertible preferred stock warrant liability by $0.9 million and decreased additional paid-in capital by $0.4 million with a corresponding increase in expense of $0.5 million, which was recorded in other income (expense), net in the statement of operations during the six months ended September 30, 2011. The correction was an accumulation of an error that should have been recorded in prior periods and would have increased net loss for fiscal 2009 by $44,000, increased net income by $79,000 for fiscal 2010 and decreased net income by $0.6 million for fiscal 2011. Management had assessed the impact of this error and did not believe that it was material, either individually or in the aggregate, to any prior period financial statements or to the financial statements for the year ended March 31, 2012.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Form 10-K for fiscal 2012, filed with the SEC on June 8, 2012, provides a detailed discussion of the market risks affecting our operations. We believe our exposure to these market risks did not change materially during the three and six months ended September 30, 2012.

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, including our disclosure committee, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2012, we made changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Those changes were the installation of an integrated enterprise resource planning system to replace our legacy system.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to a variety of legal proceedings in the ordinary course of our business. We are not currently a party to any legal proceeding that, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

During the second quarter ended September 30 2012, we issued an aggregate of 61,138 shares of our common stock to certain employees and officers upon the exercise of options awarded under our 2004 Plan and since October 1, 2012 through October 15, 2012, we issued an aggregate of 1,000 shares of our common stock to an employee upon the exercise of options awarded under our 2004 Plan. We received aggregate proceeds of $0.4 million during the three months ended September 30, 2012 and $7,000 in the period since October 1, 2012 through October 15, 2012 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of October 15, 2012, options to purchase an aggregate of 929,915 shares and 161,122 shares of our common stock remain outstanding under the 2004 Plan and non-plan based awards, respectively. All option awards granted under the 2004 Plan and non-plan based awards were made prior to the effectiveness of our IPO. No further option grants will be made under our 2004 Plan.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

ITEM 6.	EXHIBITS

The exhibits listed below are filed as a part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

4.1	Termination Agreement relating to Stockholders Agreement, between the Company and Solera Capital, LLC, dated as of July 26, 2012 (incorporated by reference to Exhibit 4.4 of the Company’s amendment number 1 to registration statement on Form S-1 filed with the SEC on July 30, 2012).

10.1	Amended and Restated Contract Manufacturing and Packaging Agreement between the Company and Philadelphia Macaroni Company dated as of September 25, 2012.*

10.2	Amendment to Contract Manufacturing and Packaging Agreement between the Company and Chelten House Products, Inc. dated as of September 25, 2012.*

10.3	Contract Manufacturing and Packaging Agreement between the Company and Little Lady Foods, Inc. dated as of September 28, 2012.*

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended September 30, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language):

(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2012

ANNIE’S, INC.

By:	/s/ Kelly J. Kennedy
Kelly J. Kennedy Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)