Form 10-Q
period 2012-12-31
Annie's, Inc.
filed 2013-02-12
CIK 1431897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non–accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

Under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), Annie’s, Inc. qualifies as an “emerging growth company,” as defined under the JOBS Act.

On January 31, 2013, the registrant had 17,338,339 shares of common stock, par value $0.001 per share, outstanding.

Annie’s, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Annie’s, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)

	December 31, 2012	March 31, 2012
ASSETS
CURRENT ASSETS:
Cash	$12,960	$562
Accounts receivable, net	10,110	11,870
Inventory	21,127	10,202
Deferred tax assets	1,995	1,995
Income tax receivable	3,402	164
Prepaid expenses and other current assets	2,201	1,252

Total current assets	51,795	26,045
Property and equipment, net	5,517	4,298
Goodwill	30,809	30,809
Intangible assets, net	1,131	1,176
Deferred tax assets, long-term	4,115	4,650
Deferred initial public offering costs	—	5,343
Other non-current assets	145	108

Total assets	$93,512	$72,429

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$4,290	$861
Related-party payable	—	1,305
Accrued liabilities	8,699	7,452

Total current liabilities	12,989	9,618
Credit facility	—	12,796
Convertible preferred stock warrant liability	—	2,157
Other non-current liabilities	878	921

Total liabilities	13,867	25,492

Convertible preferred stock	—	81,373

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock	—	—
Common stock	17	1
Additional paid-in capital	111,140	4,392
Accumulated deficit	(31,512)	(38,829)

Total stockholders’ equity (deficit)	79,645	(34,436)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$93,512	$72,429

See accompanying notes to the unaudited condensed consolidated financial statements

Annie’s, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Net sales (net of product recall returns of $1,570 for the three and nine months ended December 31, 2012)	$36,283	$30,838	$117,262	$98,320
Cost of sales (including costs associated with product recall of $690 for the three and nine months ended December 31, 2012)	23,267	18,275	72,539	60,034

Gross profit	13,016	12,563	44,723	38,286
Operating expenses:
Selling, general and administrative	10,687	8,847	32,437	25,206

Income from operations	2,329	3,716	12,286	13,080
Interest expense	(40)	(25)	(120)	(66)
Other income (expense), net	31	43	116	(428)

Income before provision for income taxes	2,320	3,734	12,282	12,586
Provision for income taxes	919	1,502	4,965	4,926

Net income	$1,401	$2,232	$7,317	$7,660

Net income attributable to common stockholders	$1,401	$69	$7,317	$233

Net income per share attributable to common stockholders
– Basic	$0.08	$0.15	$0.43	$0.50

– Diluted	$0.08	$0.07	$0.41	$0.24

Weighted average shares of common stock outstanding used in computing net income per share attributable to common stockholders
– Basic	17,249,536	471,554	17,085,833	467,206

– Diluted	17,781,720	1,037,657	17,702,221	988,915

See accompanying notes to the unaudited condensed consolidated financial statements

Annie’s, Inc.

Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at March 31, 2012	12,281,553	$81,373	—	$—	483,242	$1	$4,392	$(38,829)	$(34,436)
Reclassification of convertible preferred stock warrant liability upon consummation of IPO	—	—	—	—	—	—	2,170	—	2,170
Conversion of convertible preferred stock into common stock upon consummation of IPO	(12,281,553)	(81,373)	—	—	15,221,571	15	81,358	—	81,373
Shares issued upon consummation of IPO	—	—	—	—	950,000	1	11,145	—	11,146
Exercise of stock options	—	—	—	—	610,791	—	3,899	—	3,899
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	7,499	—	7,499
Net exercise of warrant to purchase shares of common stock					63,193	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	677	—	677
Net Income	—	—	—	—	—	—	—	7,317	7,317

Balance at December 31, 2012	—	$—	—	$—	17,328,797	$17	$111,140	$(31,512)	$79,645

See accompanying notes to the unaudited condensed consolidated financial statements

Annie’s, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,317	$7,660
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	749	578
Stock-based compensation	677	390
Allowances for trade discounts and other	(579)	(477)
Inventory reserves	492	—
Excess tax benefit from stock-based compensation	(7,499)	—
Accretion of imputed interest on purchase of intangible asset	107	—
Change in fair value of convertible preferred stock warrant liability	13	538
Amortization of deferred financing costs	12	25
Deferred taxes	535	(332)
Changes in operating assets and liabilities:
Accounts receivable, net	2,339	3,737
Inventory	(11,417)	(2,478)
Income tax receivable	425	—
Prepaid expenses, other current and non-current assets	4,400	(508)
Accounts payable	3,417	(9,193)
Related-party payable	(1,305)	(3)
Accrued expenses and other non-current liabilities	4,527	(708)

Net cash provided by (used in) operating activities	4,210	(771)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,498)	(1,504)

Net cash used in investing activities	(1,498)	(1,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	2,952	52,114
Payments to credit facility	(15,748)	(38,812)
Proceeds from common shares issued in initial public offering, net of issuance costs	11,146	—
Payment for intangible asset acquired by financing transaction	(7)	—
Payments of initial public offering costs	—	(1,841)
Dividends paid	—	(13,550)
Net repurchase of stock options	—	(602)
Excess tax benefit from stock-based compensation	7,499	—
Proceeds from exercises of stock options	3,844	47

Net cash provided by (used in) financing activities	9,686	(2,644)

NET INCREASE (DECREASE) IN CASH	12,398	(4,919)

CASH – Beginning of period	562	7,333

CASH – End of period	$12,960	$2,414

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible preferred stock into common stock	$81,373	$—
Purchase of property and equipment funded through accrued expenses and accounts payable	$425	$120
Deferred initial public offering costs funded through accounts payable	$—	$621
Intangible asset acquired by financing transaction	$—	$1,023

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim condensed consolidated balance sheets as of December 31, 2012 and March 31, 2012, the interim condensed consolidated statement of convertible preferred stock and stockholders’ equity (deficit) for the nine months ended December 31, 2012, and the interim condensed consolidated statements of operations for the three and nine months ended December 31, 2012 and 2011, and the interim condensed consolidated statements of cash flows for the nine months ended December 31, 2012 and 2011 are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed with the SEC on June 8, 2012. The March 31, 2012 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP for audited financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly our financial position as of December 31, 2012 and results of our operations for the three and nine months ended December 31, 2012 and 2011, and cash flows for the nine months ended December 31, 2012 and 2011. The interim results for the nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013.

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Annie’s Homegrown, Inc., Annie’s Enterprises, Inc. and Napa Valley Kitchen, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Initial Public Offering (IPO)

On April 2, 2012, the Company closed its IPO, in which it sold 950,000 shares at an offering price of $19.00 per share and raised $11.1 million in net proceeds after deducting underwriting discounts and commissions of $1.3 million and other offering expenses of $5.6 million. In addition, certain of the Company’s stockholders, including funds affiliated with Solera Capital, LLC (“Solera”), sold 4.8 million shares at the $19.00 offering price in the IPO.

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

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, or Charter, and its Amended and Restated Bylaws, which became effective upon consummation of the IPO, the Company has authorized 35,000,000 shares of capital stock, 30,000,000 shares, par value $0.001 per share, of which are common stock and 5,000,000 shares, par value $0.001 per share, of which are preferred stock. As of December 31, 2012, 17,328,797 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Secondary Public Offering

On August 6, 2012, the Company closed a secondary public offering, in which certain stockholders, including funds affiliated with Solera, sold 3,649,976 shares of common stock at an offering price of $39.25 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The offering expenses incurred by the Company were $0.7 million, including legal, accounting and printing costs and various other fees associated with the registration and sale of common stock sold in the secondary public offering.

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

Concentration Risk

Customers with 10% or more of the Company’s net sales consist of the following:

	Net Sales
	Customer A	Customer B	Customer C
Three Months Ended December 31,
2012	25%	17%	11%
2011	20%	14%	11%

Nine Months Ended December 31,
2012	26%	13%	12%
2011	24%	13%	12%

As of December 31, 2012, Customer A and Customer B represented 26% and 35%, respectively, of accounts receivable. The same two customers represented 21% and 45%, respectively, of accounts receivable as of March 31, 2012.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable, accrued liabilities and credit facility, approximate fair value due to their relatively short maturities. The carrying amount of the convertible preferred stock warrant liability at March 31, 2012 represented its estimated fair value. Upon consummation of the IPO on April 2, 2012, prior to the automatic conversion of the convertible preferred stock warrant into a common stock warrant, the estimated fair value was remeasured and the change in fair value was recorded as a non-cash charge in other income (expense), net and the related liability was reclassified to additional paid-in capital.

Property and Equipment

The Company capitalizes certain internal and external costs related to the development and enhancement of the Company’s internal-use software. Capitalized internal-use software development costs are included in property and equipment on the accompanying consolidated balance sheets. At December 31, 2012 and March 31, 2012, capitalized software development costs, net of accumulated amortization, totaled $2.3 million and 2.0 million, respectively. As of December 31, 2012, the Company had $2.0 million capitalized software development costs, net of accumulated amortization and $0.3 million in construction in progress.

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses in the consolidated statements of operations. Shipping and handling costs primarily consist of costs associated with moving finished products to customers, including costs associated with the Company’s distribution center, route delivery costs and the cost of shipping products to customers through third-party carriers. Shipping and handling costs recorded as a component of selling, general and administrative expenses were $1.4 million and $1.3 million for the three months ended December 31, 2012 and 2011, respectively, and were $4.2 million and $3.5 million for the nine months ended December 31, 2012 and 2011, respectively.

Research and Development Costs

Research and development costs consist of the costs incurred to develop new products. These costs include consumer research, prototype development, materials and resources to conduct trial production runs, package development and employee-related costs for personnel responsible for product innovation. Research and development costs recorded as a component of selling, general and administrative expenses were $0.6 million and $0.7 million for the three months ended December 31, 2012 and 2011, respectively, and were $2.1 million and $1.6 million for the nine months ended December 31, 2012 and 2011, respectively.

Advertising Costs

Advertising costs include the costs of producing advertisements and the costs of communicating advertisements. The costs of producing advertisements are expensed as incurred and the costs of communicating advertising are expensed over the period of communication. Total advertising costs for the three months ended December 31, 2012 and 2011 included in selling, general and administrative expenses were $0.2 million and $0.1 million, respectively. Total advertising costs were $0.6 million and $0.5 million for the nine months ended December 31, 2012 and 2011, respectively.

Product Recall

The Company establishes reserves for product recalls on a product-specific basis when circumstances giving rise to the recall become known. The Company, when establishing reserves for a product recall, considers cost estimates for any fees and incentives to customers for their effort to return the product, freight and destruction charges for returned products, warehouse and inspection fees, repackaging materials, point-of-sale materials and other costs including costs incurred by contract manufacturers. Additionally, the Company estimates product returns from consumers and customers across distribution channels, utilizing third-party data and other assumptions. These factors are updated and reevaluated each period and the related reserves are adjusted when these factors indicate that the recall reserves are either insufficient to cover or exceed the estimated product recall expenses.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Significant changes in the assumptions used to develop estimates for product recall reserves could affect key financial information, including accounts receivable, inventory, accrued liabilities, net sales, gross profit, operating expenses and net income. In addition, estimating product recall reserves requires a high degree of judgment in areas such as estimating consumer returns, shelf and in-stock inventory at retailers across distribution channels, fees and incentives to be earned by customers for their effort to return the products, future freight rates and consumers’ claims.

Net Income Per Share of Common Stock

Basic net income per share of common stock is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share of common stock is computed by giving effect to all potentially dilutive securities outstanding during the period. Potential common shares included those underlying our convertible preferred stock (using the if-converted method), stock options to purchase our common stock and restricted stock units (using the treasury stock method) and the warrant to purchase our common stock (using the treasury stock method). Performance share units were excluded from potential common shares since no shares were issuable as of December 31, 2012 and March 31, 2012. The performance share units vest based on achievement of specified percentage of targeted cumulative compounded earnings per share growth rate during the three-year period ending March 31, 2015.

The potential common shares from the convertible preferred stock warrant had an anti-dilutive effect on the earnings per share for the nine months ended December 31, 2011, and the potential common shares from convertible preferred stock had an anti-dilutive effect on the earnings per share for the three and nine months ended December 31, 2011, and, accordingly, were excluded from the calculation. Additionally, certain stock options to purchase our common stock had an anti-dilutive effect on the earnings per share for the periods presented, and were also excluded. Further, certain restricted stock units had an anti-dilutive effect on the earnings per share for the three and nine months ended December 31, 2012 and were excluded.

Net income attributable to common stockholders during the three and nine months ended December 31, 2011 was allocated using the two-class method. The two-class method is an earnings allocation method for calculating earnings per share when a company’s capital structure includes two or more classes of common stock or common stock and participating securities. Under this method, the Company reduced income from operations by the dividends paid to convertible preferred stockholders and the rights of the convertible preferred stockholders to participate in undistributed earnings. The undistributed earnings were allocated based on the relative percentage of weighted average shares of outstanding convertible preferred stock to the total number of weighted average shares of outstanding common and convertible preferred stock.

Out-of-period Adjustment

During the nine months ended December 31, 2011, the Company corrected an error in the measurement of the convertible preferred stock warrant liability. The correction increased the fair value of the convertible preferred stock warrant liability by $0.9 million and decreased additional paid-in capital by $0.4 million with a corresponding increase in expense of $0.5 million, which was recorded in other income (expense), net in the accompanying statement of operations during the nine months ended December 31, 2011. The correction was an accumulation of an error that should have been recorded in prior periods and would have increased net loss for fiscal 2009 by $44,000, increased net income by $79,000 for fiscal 2010 and decreased net income by $0.6 million for fiscal 2011. Management assessed the impact of this error and did not believe that it was material, either individually or in the aggregate, to any prior period financial statements or to the financial statements for the year ended March 31, 2012.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

3.	Balance Sheet Components

Inventory

Inventory is comprised of the following (in thousands):

	December 31, 2012	March 31, 2012

Raw materials	$3,085	$1,938
Work in process	3,285	754
Finished goods	14,757	7,510

Inventory	$21,127	$10,202

Property and Equipment, Net

Property and equipment, net are comprised of the following (in thousands):

	December 31, 2012	March 31, 2012

Equipment and automotive	$2,480	$1,730
Software	3,200	1,188
Leasehold improvements	979	566
Plates and dies	371	352

Total property and equipment	7,030	3,836
Less: Accumulated depreciation and amortization	(2,370)	(1,719)
Construction in progress	857	2,181

Property and equipment, net	$5,517	$4,298

The Company incurred depreciation expense of $271,000 and $704,000 for the three and nine months ended December 31, 2012, respectively. The depreciation expense for the same periods in prior year was $270,000 and $567,000, respectively.

During the three months ended December 31, 2012, the Company began two construction projects. The first project was a remodel of the existing office space (the “Existing Space”). Costs totaling $131,000 related to the existing space have been recorded in leasehold improvements in the condensed consolidated balance sheet as of December 31, 2012. The Company expects to incur additional costs to complete the remodeling of the existing space in the fourth quarter of fiscal 2013.

In addition, pursuant to the Lease Amendment and Work Letter described in Note 6, the Company and the landlord began the reconfiguration of the warehouse space to additional office space in order to accommodate growth. The Company was considered to be the accounting owner pursuant to ASC 840-40 Sale-Leaseback Transactions because the Company was responsible for paying costs of the project directly to the supplier. The Company performed an analysis and determined that it qualified for sale/leaseback accounting. The structural components of the reconfiguration were completed as of December 31, 2012, at which time the asset was de-recognized and the asset and liability were removed from the balance sheet. Tenant improvements totaling approximately $282,000 were recorded in leasehold improvements on the Company’s condensed consolidated balance sheet as of December 31, 2012. The Company expects to incur additional costs for leasehold improvements related to the reconfiguration of the warehouse space.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Intangible Assets, Net

Intangible assets, net are comprised of the following (in thousands):

	December 31, 2012	March 31, 2012

Product formulas	$1,023	$1,023
Other intangible assets	189	189

Total intangible assets	1,212	1,212
Less: accumulated amortization	(81)	(36)

Intangible assets, net	$1,131	$1,176

The Company incurred amortization expense of $15,000 and $45,000 on its intangible assets during the three and nine months ended December 31, 2012. The amortization expense for the same periods over the prior year was $6,000 and $11,000, respectively.

The estimated future amortization expense relating to intangible assets is anticipated to be $15,000 for the remainder of fiscal 2013, $60,000 for each of the next five years from fiscal 2014 through fiscal 2018, totaling $300,000 and $816,000 after fiscal 2018.

Accrued Liabilities

The following table shows the components of accrued liabilities (in thousands):

	December 31, 2012	March 31, 2012

Payroll and employee-related expenses	$2,535	$2,768
Accrued trade expenses	2,074	2,631
Inventory received not invoiced	3,150	531
Deferred rent	258	264
Brokerage commissions	149	382
Other accrued liabilities	533	876

Total accrued liabilities	$8,699	$7,452

4. Credit Facility

In December 2011, the Company entered into a second amendment and restated credit agreement (the “Credit Agreement”) with Bank of America, N.A., which provides for revolving loans and letters of credit up to $20.0 million and is available to the Company through August 2014. The Credit Agreement is secured by substantially all of the Company’s assets.

Revolving advances under the Credit Agreement bear interest at the LIBOR plus 1.5%, as defined. Weighted average interest was 1.5% for each of the three and nine months ended December 31, 2012. Weighted average interest was 1.6% and 2.3% for the three and nine months ended December 31, 2011, respectively. As of December 31, 2012 and March 31, 2012, there was $20.0 million and $7.2 million, respectively, of availability for borrowings under the Credit Agreement. An unused line fee of 0.0625% per quarter is applied to the available balance unless the Company’s outstanding borrowings exceed half of the borrowing limit. Interest is payable monthly.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

There are various financial and other covenants under the Credit Agreement. Financial covenants, as defined in the Credit Agreement, include a net income covenant, total liabilities to tangible net worth covenant and a minimum fixed charge coverage covenant. The Credit Agreement requires the Company to submit interim and annual financial statements by specified dates after each reporting period. The Company was in compliance with the financial covenants under the Credit Agreement as of December 31, 2012.

5.	Related Party Transactions

Agreement with Solera Capital, LLC

The Company had an advisory services agreement with Solera to provide consulting and advisory services to the Company for a term ending on the later of: (i) March 5, 2014, or (ii) the date on which Solera and its affiliates cease to own at least 10% of the voting equity of the Company (including any successor thereto). The services to be provided under the agreement included (i) assisting in the raising of additional debt and equity capital from time to time for the Company, if deemed advisable by the Company’s board of directors, (ii) assisting the Company in its long-term strategic planning generally, and (iii) providing such other consulting and advisory services as the Company may reasonably request.

In consideration of Solera providing the services listed above, effective April 1, 2011, the Company was obliged to pay Solera an annual advisory fee of $600,000, payable quarterly. The Company was also obliged to reimburse Solera for out-of-pocket costs and expenses incurred by Solera on behalf of the Company. During the three and nine months ended December 31, 2011, the Company incurred $150,000 and $450,000, respectively, for such consulting and advisory services. The advisory services agreement with Solera was terminated upon the consummation of the IPO and the Company paid Solera a one-time termination fee of $1.3 million in April 2012.

6.	Commitments and Contingencies

Lease Commitments

The Company entered into a lease agreement (the “Lease”) for its headquarters at 1610 Fifth Street, Berkeley, California on November 15, 2010 with an initial term that began on March 1, 2011 and expires in February 2016. The space was comprised of 25,127 square feet of office space and 8,384 square feet of warehouse space. Pursuant to the Lease, the landlord reserved the right to elect to recapture from the Company, and lease to a third party, a portion of the warehouse space comprising not more than 6,525 square feet (“Recapture Space”), subject to certain terms and conditions provided for by the Lease. Notwithstanding the foregoing, the Company had a right of first refusal to lease the Recapture Space. The lease term for the Recapture Space was coterminous with the initial term, including any extensions. Further, in the event that the landlord did not elect to recapture the Recapture Space, the Company had the right, upon written notice to the landlord, to elect to lease the Recapture Space and the landlord shall build out the Recapture Space for office use. On September 25, 2012, the Company exercised the right and entered into an amendment to the Lease (the “Lease Amendment”).

The Lease Amendment provided (i) for the reconfiguration of the warehouse space to additional office space in order to accommodate growth, and (ii) the Company with a first option to extend the initial term of the Lease for three years (the “First Option”) followed by a second option to extend the Lease for an additional two years (the “Second Option” and, together with the First Option, the “Option Periods”). The terms, covenants and conditions of the Lease, as amended, will continue to govern the Options Periods, except that the applicable monthly rent for the Option Periods will be equal to 95% of the fair market rental rate for the property, however, the monthly rent payable during the Option Periods will not be less than the monthly rent payable during the immediately preceding month of the initial term or First Option period, as applicable. The landlord is required to deliver to the Company a notice of the fair market rental rate for the property no later than August 1, 2015. If the Company does not agree with the proposed fair market rental rate, then the term of the lease will expire at the end of the initial term in February 2016. In such event, the Company will have to reimburse to the landlord an amount not to exceed 40% of the total tenant improvement allowance plus interest, as determined in accordance with the Lease. Concurrently with the execution of the Lease Amendment, the Company exercised the First Option to extend the initial lease for an additional three years to February 2019.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Pursuant to the Lease Amendment, on September 25, 2012, the Company and the landlord entered into a Work Letter Agreement (“Work Letter”) for the Recapture Space which specifies the landlord’s responsibilities and the amount of tenant improvement allowance. Pursuant to the Work Letter, the landlord performed the majority of the structural work.

Rent expense for non-cancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the three and nine months ended December 31, 2012 was $146,000 and $386,000, respectively. Rent expense for the three and nine months ended December 31, 2011 was $80,000 and $360,000, respectively.

Future minimum lease payments (after incorporating the effect of rent escalation and increase in rent for the recaptured space at the per square foot rate applicable to existing office space) under the noncancelable operating lease as of December 31, 2012 are as follows (in thousands):

Lease Payments

Three Months Ending March 31, 2013	$147
Fiscal Year Ending March 31:
2014	601
2015	621
2016	638
2017	638
2018	638
2019	585

Total future minimum lease payments	$3,868

Purchase Commitments

The Company has material non-cancelable purchase commitments, directly or through contract manufacturers, to purchase ingredients to be used in the future to manufacture its products. As of December 31, 2012, the Company’s purchase commitments totaled $14.0 million, which will substantially be incurred within a year.

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

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

7.	Convertible Preferred Stock

The outstanding shares of convertible preferred stock, immediately prior to the closing of the IPO on April 2, 2012 were automatically converted into 15,221,571 shares of common stock. During the three and nine months ended December 31, 2011, the convertible preferred stockholders received a cash dividend of $0.767 and $0.863 per share, respectively, or approximately $11.6 million and $13.1 million in the aggregate, respectively, as a result of participating in the common stock dividend. No dividend was declared or paid during the three and nine months ended December 31, 2012.

8.	Preferred Stock

The Company’s Charter authorized 5,000,000 shares of preferred stock, $0.001 par value per share. As of December 31, 2012, no certificate of designations defining the rights and preferences of the preferred stock had been filed and no shares of preferred stock were outstanding.

9.	Common Stock

As of December 31, 2012 and March 31, 2012, the Company’s Charter authorized 30,000,000 and 24,000,000 shares of common stock, $0.001 par value per share, respectively, of which 17,328,797 and 483,242 shares were issued and outstanding, respectively. Each share of the common stock has the right to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available therefor and if, as and when declared by the Company’s board of directors. During the three and nine months ended December 31, 2011, the Company declared and paid common shareholders a cash dividend of $0.767 and $0.862 per share, respectively, or $363,000 and $408,000, respectively, in the aggregate. No dividends were declared or paid during the three and nine months ended December 31, 2012.

10.	Stock-Based Compensation

The Company has adopted performance incentive plans (the 2004 Stock Option Plan and the Omnibus Incentive Plan, which together are the “Plans”) under which nonqualified stock options, restricted stock units and performance share units are granted to eligible employees, officers and directors. The Company has also granted non-plan performance based option awards to certain key management. Options granted under Plans to date generally vest over a two- to five-year period from the date of grant. Vested options can be exercised and generally expire ten years after the grant date. The restricted stock units granted to employees vest 50% on the second anniversary of the grant date, and the remaining 50% on the third anniversary of the grant date, provided continuance of employment with the Company. The performance share units granted to employees vest based on achievement of required cumulative compounded earnings per share growth during the three-year period ending March 31, 2015. Stock-based compensation expense included in selling, general and administrative expenses was $230,000 and $151,000 for the three months ended December 31, 2012 and 2011, respectively, and was $677,000 and $390,000 for the nine months ended December 31, 2012 and 2011, respectively.

The following table summarizes the activity of stock options during the nine months ended December 31, 2012:

	Number of Shares	Weighted-Average Exercise Price

Balance, March 31, 2012	1,759,367	$9.56
Granted	2,562	36.30
Cancelled	(15,606)	16.62
Exercised	(610,791)	6.38

Balance, December 31, 2012	1,135,532	$11.24

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes the activity of unvested restricted stock units and performance share units during the nine months ended December 31, 2012:

Shares-Based Awards	Shares	Weighted- Average Grant Date Fair Value

Unvested at March 31, 2012	65,899	$19.00
Granted	7,220	44.07
Vested	—	—
Performance Shares Adjustment	—	—
Forfeited	(3,568)	19.00

Unvested at December 31, 2012	69,551	$21.60

As of December 31, 2012, there was $2.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.9 years.

11.	Employee Benefit Plans

The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Under the plan, the Company match was increased from 25% to 50% during three months ended December 31, 2012 up to a maximum of 6% of eligible compensation, not to exceed $4,000. Contribution expense was not material for the periods presented.

12.	Income Taxes

We recognized income tax expense of $0.9 million and $5.0 million for the three and nine months ended December 31, 2012, compared to $1.5 million and $4.9 million in the same periods last year. The effective tax rate was 40.4% for the nine months ended December 31, 2012, compared to 39.1% in the same period last year. The effective tax rate is based on a projection of our full fiscal year results. Our effective tax rate for the nine months ended December 31, 2012 was higher than the effective tax rate for the nine months ended December 31, 2011 largely due to a tax benefit recorded during the nine months ended December 31, 2011 related to an increase in the tax rate applied for deferred tax assets due to an increase in the federal and state tax rates.

In addition, during the three and nine months ended December 31, 2012, we recognized $6.7 million and $20.8 million of tax deductions associated with stock option exercises. As of December 31, 2012, $6.0 million and $19.5 million of these tax deductions are considered “excess” stock compensation-related deductions, resulting in a reduction in taxes payable of $4.5 million, recording a tax refund receivable of $3.0 million, with a corresponding increase in additional paid in capital of $7.5 million. We will recognize the remaining $0.4 million of stock compensation-related deductions as a reduction in taxes payable in future periods as we generate state taxable income.

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

The Company does not have any unrecognized tax positions as of December 31, 2012 that if recognized would affect the annual effective tax rate. No interest or penalties have been accrued for any period presented. Based on the Company’s assessment, including past experience and complex judgments about future events, the Company does not expect that changes in the liability for unrecognized tax benefits during the next twelve months will have a significant impact on its financial position or results of operations.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

13.	Net Income per Share of Common Stock attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share of common stock for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Convertible preferred stock	—	15,221,571	—	15,221,571
Options to purchase common stock	2,562	167,314	2,562	167,314
Restricted stock units	—	—	6,256	—
Convertible preferred stock warrant	—	—	—	80,560

Total	2,562	15,388,885	8,818	15,469,445

A reconciliation of the basic and diluted net income per share attributable to common stockholders is as follows (in thousands except share and per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Net income per share:

Net income	$1,401	$2,232	$7,317	$7,660
Less: Dividends paid to convertible preferred stockholders	—	11,667	—	13,141

Less: Undistributed loss attributable to convertible preferred stockholders	—	(9,504)	—	(5,714)

Net income attributable to common stockholders – basic and diluted	$1,401	$69	$7,317	$233

Weighted average shares of common stock outstanding used in computing net income attributable to common stockholders – basic	17,249,536	471,554	17,085,833	467,206
Potential dilutive options	523,881	522,370	609,222	521,709
Potential dilutive convertible preferred stock warrant	—	43,733	—	—
Potential dilutive restricted stock units	8,303	—	7,166	—

Weighted average shares of common stock outstanding used in computing net income attributable to common stockholders – diluted	17,781,720	1,037,657	17,702,221	988,915

Net income per share attributable to common stockholders
– Basic	$0.08	$0.15	$0.43	$0.50

– Diluted	$0.08	$0.07	$0.41	$0.24

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

14.	Geographic Areas and Product Sales

The Company’s net sales by geographic area, based on the location to which the product was shipped, are summarized as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

United States	$34,413	$29,709	$111,984	$95,005
Canada	1,870	1,129	5,278	3,315

	$36,283	$30,838	$117,262	$98,320

The following table sets forth net sales by product category (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Meals	$16,223	$14,235	$52,759	$41,411
Snacks	14,908	12,225	47,517	40,461
Dressings, condiments and other	5,152	4,378	16,986	16,448

	$36,283	$30,838	$117,262	$98,320

All of the Company’s long-lived assets are located in the U.S.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

15.	Subsequent Event

On January 22, 2013, the Company announced a voluntary product recall of certified organic and made with organic pizza products due to the possible presence of fragments of flexible metal mesh from a faulty screen at a third-party flour mill. The Company initiated the recall of all lots of pizza product manufactured with this supplier’s flour from its first purchase from the supplier in May 2012. The Company recorded certain items associated with the recall in its financial results for the three and nine months ended December 31, 2012.

The Company recorded the estimated customer and consumer returns as a reduction of net sales, related costs associated with product returns, destruction charges, inventory write-off and costs incurred by contract manufacturers as cost of sales, and will record administrative costs associated with the recall such as legal expenses as selling, general and administrative expenses. As a result of the voluntary product recall, the Company recorded an estimated accrual for product returns and recall-related costs of approximately $2.3 million for the three and nine months ended December 31, 2012 as follows (in thousands except per share amount):

Amount

Reduction of net sales	$1,570
Incremental cost of sales	690

Total reduction to income before income taxes	$2,260

Impact on net income	$1,346

Impact on net income per diluted share	$0.08

The accrual for product returns is based on preliminary estimates of cases of pizza products at retail stores included in channels through which the Company distributes its products and is based on the estimates derived from third-party data and other assumptions. A high degree of judgment is required in estimating consumer returns, shelf and in-stock inventory at retailers across distribution channels, fees and incentives to be earned by customers for their effort to return the products, future freight rates and consumers claims. Actual results could differ from those estimates.

The Company is anticipating additional accruals of approximately $1 million for product returns and related costs for sales subsequent to December 31, 2012, and expects to incur the majority of these costs associated with the voluntary product recall within the next three to six months.

The Company carries product recall insurance and expects to recover a substantial portion of the recall-related costs from its insurance. The Company may seek to recover additional costs from the third-party flour mill. It is not possible to predict the outcome of the success of any such recovery from insurance or claims against the supplier, given the early stage of the voluntary product recall. Consequently, no amounts have been recorded as receivable as of December 31, 2012 for any potential recoveries of any amounts from third parties and there can be no assurance there will be any recoveries.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2012 (“fiscal 2012”) included in our Annual Report on Form 10-K filed with the SEC on June 8, 2012. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended,( the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate” or “continue” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those in this Quarterly Report on Form 10-Q and in our Form 10-K discussed in the section titled “Risk Factors.” The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

Our net sales are derived primarily from the sale of meals, snacks, dressings, condiments and other products under the Annie’s Homegrown and Annie’s Naturals brand names. We have experienced strong growth, driven by our meals and snacks categories, resulting from our focus on supporting our best-selling items and the introduction of new products in these categories. We have reduced our offerings in our dressings and condiments product lines and discontinued our cereal product line in the fourth quarter of fiscal 2012, which resulted in low or negative quarter over quarter growth in that category in recent quarters. In the most recent quarter, despite the impact of discontinuance of the cereal, the category achieved strong growth quarter over quarter driven by stronger consumption trends.

Gross profit is net of cost of sales, which consists of the costs of ingredients in the manufacture of products, contract manufacturing fees, inventory write-off, packaging costs and in-bound freight charges. Ingredients account for the largest portion of the cost of sales followed by contract manufacturing fees and packaging.

Our selling, general and administrative expenses consist primarily of marketing and advertising expenses, freight and warehousing, wages, related payroll and employee benefit expenses, including stock-based compensation, commissions to outside sales representatives, legal and professional fees, travel expenses, other facility-related costs, such as rent and depreciation, and consulting expenses. The primary components of our marketing and advertising expenses include trade advertising, samples, consumer events, sales data, consumer research and search engine and digital advertising.

Voluntary Product Recall

On January 22, 2013, we announced a voluntary product recall of our certified organic and made with organic pizza products. The voluntary product recall was a result of our contract manufacturer for pizza crusts identifying small metal fragments in the pizza dough during a manufacturing run and in some finished pizza crusts made on the same day. We immediately halted production and began investigating the issue. Soon thereafter, we determined that the small metal fragments originated at the third-party flour mill from where we source our pizza flour. We then initiated a recall of all lots of pizza product manufactured with this supplier’s flour from our first purchase from the supplier in May 2012.

The full costs of the voluntary product recall include customer and consumer returns, costs associated with returned product, destruction charges and inventory write-off, retailer margin and customer fees and incentives. We also face the potential for lost sales from our consumers.

As a result of the voluntary product recall, we recorded charges that negatively impacted our net sales and net income by $1.6 million and $1.3 million, respectively, for the three and nine months ended December 31, 2012. The recorded charges were based on our best estimates and information available to us when we recorded the charges. We expect to recover a substantial portion of the recall-related costs from our product recall insurance. We may seek to recover additional costs from the third-party flour mill. Any recovery would be recorded to offset the charges once recovery is probable. We expect the effects of the voluntary product recall to be reflected in our financial statements over the next few quarters.

In addition, we expect to incur approximately $1.0 million of costs associated with product returns and related costs for sales subsequent to December 31, 2012 including the destruction and write off of inventory consisting of non-pizza products manufactured with flour sourced from the same third-party flour mill that provided flour for the recalled pizza products. None of these affected non-pizza products were shipped to customers. We expect to record these costs associated with the voluntary product recall in the fourth quarter of fiscal 2013.

We have restarted the production of our certified organic and made with organic pizza products using flour from an alternative supplier with which we have a long-standing relationship and began shipping replacement product into distributors and retailers as of February 11, 2013 in order to replenish retail shelves and inventories. We expect to see a recovery in sales of our pizza products in the late fourth quarter of fiscal 2013 and first quarter of fiscal 2014, as retailers seek to restock inventory of pizza products.

Trends and Other Factors Affecting Our Business

Net sales growth continues to be driven by increased penetration of mainstream grocery and mass merchandiser channels, product innovation, increased brand awareness and greater consumer demand for natural and organic food products. In the twelve months ended December 31, 2012, we have experienced acceleration in consumer trends for many of our products. We also have benefited from improved placement in the mainstream grocery channel, which we believe has resulted in increased sales of our products. Our net sales growth has been primarily driven by volume; however, we have demonstrated the ability to execute price increases as needed to maintain margins, driven by our strong brand loyalty and perceived value relative to the competition.

We purchase finished products from independent contract manufacturers. We have long standing, strategic relationships with many of our contract manufacturers and suppliers of organic ingredients. We enter, either directly or through contract manufacturers, into forward pricing contracts with certain ingredient suppliers. This practice provides us with significant visibility into our cost structure over the next six to twelve months. In fiscal 2012, our contracted ingredients represented approximately 48% of our material costs and 25% of our cost of sales. Over the past 18 months, we have experienced increased costs for many of our inputs and expect these higher costs to continue throughout the remainder of our fiscal year ending March 31, 2013 (“fiscal 2013”). We strive to maintain or improve gross margins despite increasing commodity costs through a combination of cost management and price increases. We actively manage our input and production costs through commodity management practices, vendor negotiation, productivity improvements and cost reductions in our supply chain. We invest significant time and effort to achieve permanent cost reductions in our supply chain. To drive these initiatives, we have begun to selectively invest capital in equipment located at our contract manufacturers to drive down costs, improve throughput and improve product quality.

Selling, general and administrative expenses have increased as a result of the investment we have made in building our organization and adding headcount to support our growth and operating as a public company. During the course of fiscal 2013, we have continued to invest in our business with the addition of customer facing sales and operations staff. Many of our selling, general and administrative expenses are variable with volume including freight and warehouse expenses and commissions paid to our sales brokers. In addition, we continue to make investments in marketing to drive trial of our products and promote awareness of our brand and in research and development to support our robust innovation pipeline. Starting in fiscal 2012, we incurred incremental expense related to getting ready to operate as a public company. We expect to incur approximately $2 million in incremental expense annually related to being a public company.

Results of Operations

The following table sets forth items included in our consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

	Three Months Ended December 31,		% of Net Sales		Nine Months Ended December 31,		% of Net Sales
	2012	2011	2012	2011	2012	2011	2012	2011
	(in thousands, except for percentages)

Net sales	$36,283	$30,838	100.0%	100.0%	$117,262	$98,320	100.0%	100.0%
Cost of sales	23,267	18,275	64.1%	59.3%	72,539	60,034	61.9%	61.1%

Gross profit	13,016	12,563	35.9%	40.7%	44,723	38,286	38.1%	38.9%
Operating expenses:
Selling, general and administrative expenses	10,687	8,847	29.5%	28.7%	32,437	25,206	27.7%	25.6%

Total operating expenses	10,687	8,847	29.5%	28.7%	32,437	25,206	27.7%	25.6%

Income from operations	2,329	3,716	6.4%	12.1%	12,286	13,080	10.5%	13.3%
Interest expense	(40)	(25)	(0.1)%	(0.1)%	(120)	(66)	(0.1)%	(0.1)%
Other income (expense), net	31	43	0.1%	0.1%	116	(428)	0.1%	(0.4)%

Income before provision for income taxes	2,320	3,734	6.4%	12.1%	12,282	12,586	10.5%	12.8%
Provision for income taxes	919	1,502	2.5%	4.9%	4,965	4,926	4.2%	5.0%

Net income	$1,401	$2,232	3.9%	7.2%	$7,317	$7,660	6.2%	7.8%

Our discussion of our results of operations in this Quarterly Report on Form 10-Q includes certain net sales, gross profit, gross margin, selling, general and administrative expenses, income from operations and net income figures that exclude the impact of our voluntary product recall of pizza products announced on January 22, 2013. These figures are non-GAAP financial measures. We calculate these non-GAAP figures by eliminating the impact of our voluntary product recall, which we do not consider indicative of our ongoing operations. We believe these non-GAAP figures provide additional information to facilitate the comparison of our past and present financial results and better visibility into our normal operating results by isolating the effects of the voluntary product recall. These non-GAAP financial measures should not be considered in isolation or as alternatives to GAAP financial measures and investors should not rely on any single financial measure to evaluate our business.

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Net Sales

	Three Months Ended December 31,		Change		% of Net Sales
	2012	2011	$	%	2012	2011
	(in thousands, except for percentages)

Meals	$16,223	$14,235	$1,988	14.0%	44.8%	46.2%
Snacks	14,908	12,225	2,683	21.9%	41.1%	39.6%
Dressings, condiments and other	5,152	4,378	774	17.7%	14.2%	14.2%

Net sales	$36,283	$30,838	$5,445	17.7%	100.0%	100.0%

Net sales increased $5.4 million, or 17.7%, to $36.3 million during the three months ended December 31, 2012 compared to $30.8 million during the three months ended December 31, 2011. The net sales for the three months ended December 31, 2012 included a $1.6 million reduction due to the voluntary product recall of our certified organic and made with organic pizza products. The increase in net sales (net of the effects of the voluntary product recall) reflects an increase in net sales of snacks, meals and dressings, condiments and other of $2.7 million, $2.0 million and $0.8 million, respectively. The increase in snacks was primarily due to growth in our grahams, crackers, mixed snacks and snack mix product lines. The increase in meals was predominantly driven by strong growth in natural macaroni and cheese products offset by the voluntary product recall of frozen pizza products. Organic frozen pizza first shipped in January 2012 and made with organic frozen pizza first shipped during second quarter. As discussed earlier, we initiated a voluntary product recall of all frozen pizza products in January 2013.

The increase in dressings, condiments and other was attributable to strong performance of natural and organic dressings and condiments, partially offset by the discontinuation of our cereal product line. Distribution gains and our mainline placement initiatives also contributed to net sales growth, primarily in the mainstream grocery channel. The net sales increase was primarily driven by volume with approximately 3% of growth driven by higher average selling prices.

Excluding the impact of our voluntary product recall, our net sales would have increased $7.0 million, or 22.7%, to $37.9 million during the three months ended December 31, 2012 compared to $30.8 million during the three months ended December 31, 2011.

Gross Profit

	Three Months Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except for percentages)

Cost of sales	$23,267	$18,275	$4,992	27.3%

Gross profit	$13,016	$12,563	$453	3.6%

Gross margin %	35.9%	40.7%

Gross profit increased $0.5 million, or 3.6%, to $13.0 million for the three months ended December 31, 2012 from $12.6 million for the three months ended December 31, 2011. Gross margin decreased 4.8 percentage points to 35.9% from 40.7% during the three months ended December 31, 2012 compared to the three months ended December 31, 2011. The decrease in gross margin is primarily attributable to a reduction in net sales of $1.6 million due to voluntary product recall and a corresponding increase in cost of sales of $0.7 million for estimated costs associated with the product recall. The estimated costs associated with the product recall comprised of affected inventory write-off $0.6 million and costs incurred by contract manufacturers $0.1 million. The effect of the charge for voluntary product recall costs on gross margin was approximately 4.5 percentage points. To a lesser extent, the decrease in gross margin resulted from higher commodity costs, partially offset by a price increase that was implemented in October 2012 and the cumulative impact of various cost reduction initiatives. We expect to see slightly higher commodity costs in the fourth quarter versus our year-to-date results driven by higher dairy costs. We also expect to invest in incremental trade promotions beyond our original plans to support pizza in our fourth quarter. As a result, we expect our fourth quarter gross margin to be in the low to mid 39 percentage range with a full year margin in the mid 39 percentage range.

Excluding the impact of the voluntary product recall, our gross profit would have increased $2.7 million, or 21.6%, to $15.3 million for the three months ended December 31, 2012 from $12.6 million for the three months ended December 31, 2011 and gross margin would have decreased 0.3 percentage points to 40.4% from 40.7% during the three months ended December 31, 2012 compared to the three months ended December 31, 2011.

Operating Expenses

	Three Months Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except for percentages)

Operating expenses:
Selling, general and administrative expenses	$10,687	$8,847	$1,840	20.8%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.8 million, or 20.8%, to $10.7 million during the three months ended December 31, 2012 from $8.8 million during the three months ended December 31, 2011. This increase was due primarily to an increase in payroll expense resulting from increased headcount to support our growth and operations as a public company. Additionally, public company-related expenses impacted selling, general and administrative expenses during the three months ended December 31, 2012 compared with the three months ended December 31, 2011. Selling, general and administrative expenses for the three months ended December 31, 2012 were not impacted due to voluntary product recall since it was announced in January 2013. However, we expect an increase in expenses due to administrative costs associated with the management of the recall including legal expenses in our fourth fiscal quarter ending March 31, 2013. As a percentage of net sales, selling, general and administrative expenses increased 0.8 percentage points to 29.5% during the three months ended December 31, 2012 from 28.7% during the three months ended December 31, 2011. While leveraging in the second half of fiscal 2013, we expect selling, general and administrative expenses as a percentage of net sales for fiscal 2013 to be on par with our prior fiscal year.

Excluding the impact of the voluntary product recall, our selling, general and administrative expenses as a percentage of net sales would have decreased 0.5 percentage points to 28.2% during the three months ended December 31, 2012 from 28.7% during the three months ended December 31, 2011.

Income from Operations

	Three Months Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except for percentages)

Income from operations	$2,329	$3,716	$(1,387)	(37.3)%

Income from operations as a percentage of net sales	6.4%	12.1%

As a result of the factors above, income from operations decreased $1.4 million, or 37.3%, to $2.3 million during the three months ended December 31, 2012, from $3.7 million during the three months ended December 31, 2011. Income from operations as a percentage of net sales decreased 5.7 percentage points to 6.4% in the three months ended December 31, 2012, from 12.1% in the three months ended December 31, 2011.

Excluding the impact of voluntary product recall, our income from operations would have increased $0.9 million, or 23.5% to $4.6 million for the three months ended December 31, 2012 from $3.7 million for the three months ended December 31, 2011.

Interest Expense

	Three Months Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except for percentages)

Interest expense	$(40)	$(25)	$(15)	nm

Interest expense during the three months ended December 31, 2012 primarily related to non-cash imputed interest expense related to financing of product formulas intangible asset acquired in fiscal 2012. Interest expense during the three months ended December 31, 2011 consisted of expense related to borrowings on our revolving line of credit.

Other Income (Expense), Net

	Three Months Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except for percentages)

Other income (expense), net	$31	$43	$(12)	nm

Other income (expense), net during the three months ended December 31, 2012 and 2011 consisted of royalty income.

Provision for income taxes

	Three Months Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except for percentages)

Provision for income taxes	$919	$1,502	$(583)	(38.8)%

Effective tax rate	39.6%	40.2%

Our effective tax rate was 39.6% for the three months ended December 31, 2012, compared to 40.2% in the same period last year. The effective tax rate is based on a projection of our annual fiscal year results. Our effective tax rate for the three months ended December 31, 2012 was lower than the effective tax rate for the three months ended December 31, 2011 due to the impact of state income tax credits. We expect our full year effective tax rate for fiscal 2013 to be approximately 40.4%.

In addition, during the three months ended December 31, 2012, we recognized $6.7 million of tax deductions associated with stock option exercises. As of December 31, 2012, $6.0 million of these tax deductions are considered “excess” stock compensation-related deductions, resulting in a reduction in taxes payable of $4.5 million, recording a tax refund receivable of $3.0 million, with a corresponding increase in additional paid in capital of $7.5 million. We will recognize the remaining $0.4 million of stock compensation-related deductions as a reduction in taxes payable in future periods as we generate state taxable income.

Net income

	Three Months Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except for percentages)

Net income	$1,401	$2,232	$(831)	(37.2)%

As a result of the factors above, net income decreased $0.8 million, or 37.2%, to $1.4 million for the three months ended December 31, 2012 from $2.2 million for the three months ended December 31, 2011.

Excluding the impact of the voluntary product recall, our net income would have increased $0.5 million, or 23.1%, to $2.7 million for the three months ended December 31, 2012 from $2.2 million for the three months ended December 31, 2011.

Nine Months Ended December 31, 2012 Compared to Nine Months Ended December 31, 2011

Net Sales

	Nine Months Ended December 31,		Change		% of Net Sales
	2012	2011	$	%	2012	2011
	(in thousands, except for percentages)

Meals	$52,759	$41,411	$11,348	27.4%	45.0%	42.1%
Snacks	47,517	40,461	7,056	17.4%	40.5%	41.2%
Dressings, condiments and other	16,986	16,448	538	3.3%	14.5%	16.7%

Net sales	$117,262	$98,320	$18,942	19.3%	100.0%	100.0%

Net sales increased $18.9 million, or 19.3%, to $117.3 million during the nine months ended December 31, 2012 compared to $98.3 million during the nine months ended December 31, 2011. The net sales for the nine months ended December 31, 2012 included a $1.6 million reduction due to the voluntary product recall of our certified organic and made with organic pizza products. The increase in net sales (net of the effects of the voluntary product recall) reflects an increase in net sales of meals, snacks and dressings, condiments and other of $11.3 million, $7.1 million and $0.5 million, respectively. The increase in meals was predominantly driven by strong growth in the natural macaroni and cheese product line, offset by the voluntary product recall of frozen pizza products. Organic frozen pizza first shipped in January 2012 and made with organic pizza first shipped during our second quarter. As discussed earlier, we initiated a voluntary product recall of all frozen pizza products in January 2013. The increase in snacks was primarily due to growth in our grahams, crackers, mixed snacks and fruit snacks product lines. The slight increase in dressings, condiments and other was attributable to strong growth in natural and organic dressings, partially offset by the discontinuation of our cereal product line. Distribution gains and our mainline placement initiatives also contributed to net sales growth, primarily in the mainstream grocery channel. The net sales increase was primarily driven by volume with slightly higher average selling prices adding modest growth.

Excluding the impact of our voluntary product recall, our net sales would have increased $20.5 million, or 20.9%, to $118.8 million during the nine months ended December 31, 2012 compared to $98.3 million during the nine months ended December 31, 2011.

Gross Profit

	Nine Months Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except for percentages)

Cost of sales	$72,539	$60,034	$12,505	20.8%

Gross profit	$44,723	$38,286	$6,437	16.8%

Gross margin %	38.1%	38.9%

Gross profit increased $6.4 million, or 16.8%, to $44.7 million for the nine months ended December 31, 2012 from $38.3 million for the nine months ended December 31, 2011. Gross margin decreased 0.8 percentage points to 38.1% from 38.9% during the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011. The decrease in gross margin is primarily attributable to a reduction in net sales of $1.6 million due to voluntary product recall and a corresponding increase in cost of sales of $0.7 million for estimated costs associated with the product recall. The estimated costs associated with the product recall comprised of affected inventory write-off $0.6 million and costs incurred by contract manufacturers $0.1 million. The increase in gross profit was primarily driven by the increase in net sales, partially offset by the negative impact of the product recall.

Excluding the impact of the voluntary product recall, our gross profit would have increased $8.7 million, or 22.7%, to $47.0 million for the nine months ended December 31, 2012 from $38.3 million for the nine months ended December 31, 2011 and gross margin would have increased 0.6 percentage points to 39.5% from 38.9% during the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011 due to price increases and the cumulative benefit of various cost reduction initiatives, which were partially offset by higher commodity costs.

Operating Expenses

	Nine Months Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except for percentages)

Operating expenses:
Selling, general and administrative expenses	$32,437	$25,206	$7,231	28.7%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.2 million, or 28.7%, to $32.4 million during the nine months ended December 31, 2012 from $25.2 million during the nine months ended December 31, 2011. This increase was due primarily to an increase in payroll expense resulting from increased headcount to support our growth and operations as a public company. Additionally, public company-related expenses impacted selling, general and administrative expenses during the nine months ended December 31, 2012 compared with the nine months ended December 31, 2011. Further, during the nine months ended December 31, 2012, we incurred $0.7 million including legal, accounting and printing costs and various other fees associated with the registration and sale of common stock in the secondary public offering by certain stockholders, including Solera. We did not receive any proceeds from the sale of shares by the selling stockholders. Selling, general and administrative expenses for the nine months ended December 31, 2012 were not impacted due to voluntary product recall since it was announced in January 2013. However, we expect an increase in expenses due to administrative costs associated with the management of the recall including legal expenses in our fourth fiscal quarter ending March 31, 2013. As a percentage of net sales, selling, general and administrative expenses increased 2.1 percentage points to 27.7% during the nine months ended December 31, 2012 from 25.6% during the nine months ended December 31, 2011.

Excluding the impact of the voluntary product recall, our selling, general and administrative expenses as a percentage of net sales would have increased 1.7 percentage points to 27.3% during the nine months ended December 31, 2012 from 25.6% during the nine months ended December 31, 2011.

Income from Operations

	Nine Months Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except for percentages)

Income from operations	$12,286	$13,080	$(794)	(6.1)%

Income from operations as a percentage of net sales	10.5%	13.3%

As a result of the factors above, income from operations decreased $0.8 million, or 6.1%, to $12.3 million during the nine months ended December 31, 2012, from $13.1 million during the nine months ended December 31, 2011. Income from operations as a percentage of net sales decreased 2.8 percentage points to 10.5% in the nine months ended December 31, 2012, from 13.3% in the nine months ended December 31, 2011.

Excluding the impact of voluntary product recall, our income from operations would have increased $1.5 million, or 11.2% to $14.6 million for the nine months ended December 31, 2012 from $13.1 million for the nine months ended December 31, 2011.

Interest Expense

	Nine Months Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except for percentages)

Interest expense	$(120)	$(66)	$(54)	nm

Interest expense during the nine months ended December 31, 2012 primarily related to non-cash imputed interest expense related to financing of product formulas intangible asset acquired in fiscal 2012. Interest expense during the nine months ended December 31, 2011 consisted of expense related to borrowings on our revolving line of credit.

Other Income (Expense), Net

	Nine Months Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except for percentages)

Other income (expense), net	$116	$(428)	$544	nm

Other income (expense), net during the nine months ended December 31, 2012 primarily reflects royalty income partially offset by non-cash charge of $13,000 related to the increase in the fair value of the convertible preferred stock warrant on April 2, 2012, prior to its conversion into a common stock warrant. Other income (expense), net during the nine months ended December 31, 2011 primarily reflects a non-recurring, non-cash out-of-period charge of $0.5 million related to the increase in the fair value of our convertible preferred stock warrant liability partially offset by royalty income.

Provision for income taxes

	Nine Months Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except for percentages)

Provision for income taxes	$4,965	$4,926	$39	0.8%

Effective tax rate	40.4%	39.1%

Our effective tax rate was 40.4% for the nine months ended December 31, 2012, compared to 39.1% in the same period last year. The effective tax rate is based on a projection of our annual fiscal year results. Our effective tax rate for the nine months ended December 31, 2012 was higher than the effective tax rate for the nine months ended December 31, 2011 largely due to a tax benefit recorded during the nine months ended December 31, 2011 related to an increase in the tax rate applied for deferred tax assets due to an increase in the federal and state tax rates, partially offset by the impact of state income tax credits.

In addition, during the nine months ended December 31, 2012, we recognized $20.8 million of tax deductions associated with stock option exercises. As of December 31, 2012, $19.5 million of these tax deductions are considered “excess” stock compensation related deductions, resulting in a reduction in taxes payable of $4.5 million, recording a tax refund receivable of $3.0 million, with a corresponding increase in additional paid in capital of $7.5 million. We will recognize the remaining $0.4 million of stock compensation related deductions as a reduction in taxes payable in future periods as we generate state taxable income.

Net income

	Nine Months Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except for percentages)

Net income	$7,317	$7,660	$(343)	(4.5)%

As a result of the factors above, net income decreased $0.3 million, or 4.5%, to $7.3 million for the nine months ended December 31, 2012 from $7.7 million for the nine months ended December 31, 2011.

Excluding the impact of the voluntary product recall, our net income would have increased $1.0 million, or 13.1%, to $8.7 million for the nine months ended December 31, 2012 from $7.7 million for the nine months ended December 31, 2011.

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

Liquidity and Capital Resources

	December 31, 2012	March 31, 2012
	(in thousands)

Cash	$12,960	$562
Accounts receivable, net	10,110	11,870
Accounts payable, related-party payable and accrued liabilities	12,989	9,618
Working capital(1)	38,806	16,427

(1)	Working capital consists of total current assets less total current liabilities

Our principal sources of liquidity are our cash and accounts receivable, as well as cash flows from operations. Our cash balance and working capital increased by $12.4 million and $22.4 million, respectively, as of December 31, 2012. The increase in working capital includes a $10.9 million increase in inventory. Following unanticipated demand spikes during the second quarter of fiscal 2013 related to strong back-to-school promotion efficiencies, we have significantly increased inventory levels to ensure our ability to meet peak demand in the fourth quarter, our largest sales quarter. Despite this investment in inventory levels, we generated $4.2 million cash from our operating activities during the nine months ended December 31, 2012. Working capital as of December 31, 2012 included a decrease in accounts receivable $1.6 million, a decrease in inventory $0.6 million and an increase in accrued liabilities $0.1 million, as a result of the provisions for product returns and costs associated with the product recall. We expect inventory levels to decrease in the fourth fiscal quarter of fiscal 2013.

Additionally, we have a credit facility with Bank of America, N.A., which provides for revolving loans and letters of credit up to $20.0 million and is available to us through August 2014. We believe that our cash and accounts receivable and potential cash flows from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. We have historically generated cash from our operations, however, there can be no assurance that our operations will continue to generate cash flows in the future. We use cash generated from our operations to fund our ongoing operations including business expansion and growth.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash:

	Nine Months Ended December 31,
	2012	2011
	(in thousands)

Cash at beginning of period	$562	$7,333
Net cash provided by (used in) operating activities	4,210	(771)
Net cash used in investing activities	(1,498)	(1,504)
Net cash provided by (used in) financing activities	9,686	(2,644)

Cash at end of period	$12,960	$2,414

Cash Flows from Operating Activities.

Operating activities provided $4.2 million of cash during the nine months ended December 31, 2012, primarily due to our net income of $7.3 million, which included non-cash charges of $0.7 million for depreciation and amortization, $0.7 million for stock-based compensation a $0.6 million reduction in allowances for trade discounts and a $0.5 million increase in inventory reserves due to inventory write-off associated with the product recall. Changes in operating asset and liability accounts provided an additional $3.0 million of net cash, which was primarily comprised of a $4.5 million increase in accrued expenses, a $4.4 million increase in prepaid expenses, other current and non-current assets, a $3.4 million increase in accounts payable, a $2.3 million increase in accounts receivable and a $0.4 million in income tax receivable and, offset by a $10.8 million increase in inventory and a $1.3 million decrease in related-party payable, resulting from the termination of our advisory services agreement with Solera upon consummation of our IPO. This increase in cash was offset by the excess tax benefit from stock-based compensation of $7.5 million. During three months ended December 31, 2012, we significantly increased inventory levels to ensure our ability to meet peak demand in the fourth quarter, our largest sales quarter. The increase in accrued expenses was driven by the purchases of inventory, which had been received as of December 31, 2012 but not yet invoiced. The increase in accounts payable was related to timing of invoices received and check runs in relation to the quarter end, which can vary from year to year.

Operating activities used $0.8 million of cash during the nine months ended December 31, 2011, primarily due to our net income of $7.7 million, which included net non-cash charges of $0.7 million. Changes in operating asset and liability accounts used $9.2 million of net cash during the nine months ended December 31, 2011.

Cash Flows from Investing Activities.

Cash used in investing activities related to purchases of property and equipment during the nine months ended December 31, 2012 and 2011 was $1.5 million and $1.5 million, respectively, primarily related to investments made in our new enterprise resource planning system and manufacturing equipment to support our cost efficiency projects during the periods presented.

Cash Flows from Financing Activities.

Cash provided by financing activities totaled $9.7 million during the nine months ended December 31, 2012, comprised of:

•	net proceeds of $11.1 million received from common shares issued in the IPO, net of issuance costs;

•	excess tax benefit from stock-based compensation of $7.5 million;

•	proceeds of $3.8 million received from exercises of stock options; and

•	net pay down of $12.8 million of our credit facility.

Cash used in financing activities totaled $2.6 million during the nine months ended December 31, 2011, which primarily consisted of $13.6 million in cash dividend payments made to stockholders, $1.8 million in payments of IPO costs and $0.6 million to repurchase certain stock options partially offset by proceeds of $13.3 million from net borrowings under our credit facility.

Credit Facility

In December 2011, we entered into a second amended and restated credit agreement (the “Credit Agreement”) with Bank of America, N.A., which provides for revolving loans and letters of credit up to $20.0 million and is available to us through August 2014. The Credit Agreement is secured by a lien on substantially all of our assets.

Revolving advances under the Credit Agreement bear interest at the LIBOR plus 1.50%, as defined. Weighted average interest was 1.5% for each of the three and nine months ended December 31, 2012. Weighted average interest was 1.6% and 2.3% for the three and nine months ended December 31, 2011, respectively. As of December 31, 2012 and March 31, 2012, there was $20.0 million and $7.2 million, respectively, of availability for borrowings under the Credit Agreement. An unused line fee of 0.0625% per quarter is applied to the available balance unless our outstanding borrowing exceeds half of the borrowing limit. Interest is payable monthly.

There are various financial and other covenants under the Credit Agreement. Financial covenants, as defined in the Credit Agreement, include a net income covenant, total liabilities to tangible net worth covenant and a minimum fixed charge coverage covenant. The Credit Agreement requires us to submit interim and annual financial statements by specified dates after each reporting period. We were in compliance with the financial covenants under the Credit Agreement as of December 31, 2012.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2012:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More than Five Years
	(in thousands)

Rent obligations(1)	$3,868	$596	$1,250	$1,277	$745
Equipment lease obligations(2)	31	25	6	—	—

Total operating lease obligations	3,899	621	1,256	1,277	745
Purchase commitments(3)	14,033	14,023	10	—	—
Warehousing overheads obligations(4)	500	200	300

Total	$18,432	$14,844	$1,566	$1,277	$745

(1)	We lease approximately 33,500 square feet of space that houses our corporate headquarters and a sample storage area at 1610 Fifth Street, Berkeley, California pursuant to a lease agreement that expires in February 2016 (the “Lease”). On September 25, 2012, we entered into an amendment (the “Lease Amendment”) to the Lease for reconfiguration of approximately 6,700 square feet from the sample storage area to additional office space to accommodate our growth. The amendment also provided us with, among other things, an option to extend the initial term of the lease for three years (the “First Option”) followed by a second option to extend the lease for an additional two years (the “Second Option” and, together with the First Option, the “Option Periods”). The terms, covenants and conditions of the Lease, as amended, will continue to govern the Option Periods, except that the applicable monthly rent for the Option Periods will be equal to 95% of the fair market rental rate for the property, however, the monthly rent payable during the Option Periods will not be less than the monthly rent payable during the immediately preceding month of the initial term or First Option period, as applicable. The landlord is required to deliver to us a notice of the fair market rental rate for the property no later than August 1, 2015. If we do not agree with the proposed fair market rental rate, then the term of the lease will expire at the end of the initial term in February 2016. In such event, we will have to reimburse to the landlord, an amount not to exceed 40% of the total tenant improvement allowance plus interest, as determined in accordance with the Lease. Concurrently with the execution of the Lease Amendment, we exercised the First Option to extend the initial lease for an additional three years to February 2019. The rent obligations above incorporate the effect of rent escalation and the increase in rent for the recaptured space at the per square foot rate applicable to existing office space.
(2)	We lease equipment under non-cancelable operating leases. These leases expire at various dates through 2015.
(3)	We have non-cancelable purchase commitments, directly or through contract manufacturers, to purchase ingredients to be used in the future to manufacture products.
(4)	We have an agreement with our contract warehousing company to pay minimum overhead fees through June 2015.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any holdings in variable interest entities.

Out-of-period Adjustment

During the first nine months of the prior fiscal year, we corrected an error in our measurement of the convertible preferred stock warrant liability. The correction increased the fair value of the convertible preferred stock warrant liability by $0.9 million and decreased additional paid-in capital by $0.4 million with a corresponding increase in expense of $0.5 million, which was recorded in other income (expense), net in the statement of operations during the nine months ended December 31, 2011. The correction was an accumulation of an error that should have been recorded in prior periods and would have increased net loss for fiscal 2009 by $44,000, increased net income by $79,000 for fiscal 2010 and decreased net income by $0.6 million for fiscal 2011. Management had assessed the impact of this error and did not believe that it was material, either individually or in the aggregate, to any prior period financial statements or to the financial statements for the fiscal year ended March 31, 2012.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the three-month period ended December 31, 2012, except for the following:

Product Recall

We establish reserves for product recalls on a product-specific basis when circumstances giving rise to the recall become known. When establishing reserves for a product recall, we consider cost estimates for any fees and incentives to customers for their effort to return the product, freight and destruction charges for returned products, warehouse and inspection fees, repackaging materials, point-of-sale materials and other costs including costs incurred by contract manufacturers. Additionally, we estimate product returns from consumers and customers across distribution channels, utilizing third-party data and other assumptions. These factors are updated and reevaluated each period and the related reserves are adjusted when these factors indicate that the recall reserves are either insufficient to cover or exceed the estimated product recall expenses.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Form 10-K for fiscal 2012, filed with the SEC on June 8, 2012, provides a detailed discussion of the market risks affecting our operations. We believe our exposure to these market risks did not change materially during the three and nine months ended December 31, 2012.

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

Our management, including our disclosure committee, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following risk factor has been added to address our voluntary product recall and is a supplement to the risk factors previously disclosed in our Annual Report on Form 10-K for fiscal 2012 filed with the SEC on June 8, 2012.

Risks Related to Our Business and Industry

Our voluntary recall of certified organic and made with organic pizza products has affected our third quarter financial results and will continue to impact our financial results in future quarters.

On January 22, 2013, we initiated a voluntary recall of our certified organic and made with organic pizza products due to the possible presence of fragments of flexible metal mesh from a faulty screen at a third-party flour mill. We have accounted for the voluntary recall primarily as a reduction to net sales to account for customer and consumer returns and an increase in cost of sales to account for the destruction of finished goods and raw materials inventory. In addition, we will record administrative costs associated with the management of the recall, including fees and incentives to customers and legal expenses in our fourth fiscal quarter ending March 31, 2013. Certain of these accounting charges are based on our best estimates and may be subject to change as we move forward in completing the voluntary recall. We will also incur some additional costs in future quarters. While we expect to recover a substantial portion of the charges for costs related to the voluntary recall in future quarters through our existing recall insurance and from the third-party supplier, we cannot guarantee that the amounts we recover will cover all costs associated with the voluntary recall. While we have restarted the production and began shipping replacement product into distributors and retailers as of February 11, 2013 in order to replenish retail shelves and inventories, we anticipate that pizza sales will be reduced in the fourth quarter ending March 31, 2013, as compared to our original expectations for the product line. Additionally, we may find it challenging to re-establish strong growth in pizza product sales for a period of time following the voluntary recall. Further, while there have been no illnesses or injuries reported to date, the occurrence of any illnesses or injuries could have serious consequences on pizza product sales and sales of our other products, our brand and reputation, any of which could harm our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

During the third quarter ended December 31, 2012, we issued an aggregate of 201,350 shares and 6,198 shares of our common stock to certain employees and officers upon the exercise of options awarded under our 2004 Plan and non-plan based awards, respectively, and since January 1, 2013 through January 31, 2013, we issued an aggregate of 3,344 and 6,198 shares, respectively, of our common stock to employees upon the exercises of options awarded under our 2004 Plan and non-plan based awards. We received aggregate proceeds of $1.7 million during the three months ended December 31, 2012 and $85,000 in the period since January 1, 2013 through January 31, 2013 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of January 31, 2013, options to purchase an aggregate of 725,726 shares and 148,726 shares of our common stock remain outstanding under the 2004 Plan and non-plan based awards, respectively. All option awards granted under the 2004 Plan and non-plan based awards were made prior to the effectiveness of our IPO. No further option grants will be made under our 2004 Plan.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

ITEM 6. EXHIBITS

The exhibits listed below are filed as a part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language):

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

Date: February 11, 2013

ANNIE’S, INC.

By:	/s/ Kelly J. Kennedy
Kelly J. Kennedy
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)