Form 10-K
period 2013-03-31
Annie's, Inc.
filed 2013-06-14
CIK 1431897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 28, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $453.6 million, based on the number of shares held by non-affiliates as of September 28, 2012 and the closing price of the registrant’s common stock on the New York Stock Exchange on September 28, 2012.

On May 31, 2013 the registrant had 16,880,004 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended March 31, 2013. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Annie’s, Inc.

Annual Report on Form 10-K

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements in addition to historical information. These forward-looking statements are included throughout this Form 10-K, including in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable” and similar terms and phrases to identify forward-looking statements in this Form 10-K.

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

PART I

ITEM 1. BUSINESS

Overview

Annie’s, Inc. is a natural and organic food company with a widely recognized brand, offering consumers great-tasting products in large packaged food categories. We sell premium products made from high-quality ingredients at affordable prices. Our products appeal to health-conscious consumers who seek to avoid artificial flavors, synthetic colors and preservatives that are used in many conventional packaged foods. We have the #1 natural and organic market position in four product lines: macaroni and cheese, snack crackers, fruit snacks and graham crackers.

Our loyal and growing consumer following has enabled us to migrate from our natural and organic roots to a brand sold across the mainstream grocery, mass merchandiser and natural retailer channels. Today, we offer over 135 products and are present in over 26,500 retail locations in the United States and Canada. Over the past three years, we have significantly increased both the number of retail locations where our products can be found and the number of our products found in individual stores. We expect that increasing penetration of the mainstream grocery and mass merchandiser channels, combined with greater brand awareness, new product introductions, line extensions and favorable consumer trends, will continue to fuel sales growth in all channels.

Innovation, including new product development, is a key component of our growth strategy. We invest significant resources to understand our consumers and develop products that address their desire for natural and organic alternatives to conventional packaged foods. We have a demonstrated track record of extending our product offerings into large food categories, such as fruit snacks and snack mix, and introducing products in existing categories with new sizes, flavors and ingredients. In order to quickly and economically introduce our new products to market, we partner with contract manufacturers that make our products according to our formulas or other specifications.

Our brand and premium products appeal to our consumers, who tend to be better-educated and more health-conscious than the average consumer. In addition, we believe that many of our consumers spend more on food and buy higher margin items than the average consumer. We believe that our products attract new consumers to the categories in which we compete, and that our products are profitable and attractive to retailers. As a result, we believe we can continue to expand in the mainstream grocery and mass merchandiser channels, while continuing to innovate and grow our sales in the natural retailer channel.

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

We have experienced strong sales and profit growth over the past few years. We increased our net sales from $93.6 million in fiscal 2009 to $170.0 million in fiscal 2013, representing a 16.1% compound annual growth rate. Over the same period, our income from operations increased from $3.1 million in fiscal 2009 to $20.0 million in fiscal 2013.

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

From 2002 to 2005, Solera Capital, LLC, a private equity firm based in New York, made several significant equity investments in the company, acquiring control and providing capital for internal growth and acquisitions. Under Solera’s ownership, Annie’s Homegrown embarked on a strategy to expand into new food categories, introducing Cheddar Bunnies snack crackers in 2003. In 2004, Solera formed a company later named Annie’s, Inc. to acquire all of the stock of Annie’s Homegrown held by Homegrown Naturals Foods, as well as Fantastic Foods, Inc. and Napa Valley Kitchens, Inc., two of Homegrown Natural Foods’ subsidiaries. We acquired the Annie’s Naturals brand of salad dressings in 2005. We sometimes refer to Solera Capital, LLC and its affiliates as Solera in this Form 10-K.

In connection with our initial public offering, or IPO, that closed on April 2, 2012, our common stock began trading under the stock symbol BNNY on the New York Stock Exchange, or NYSE, on March 28, 2012. Prior to such date, there was no public market for our common stock. In addition, we are an “emerging growth company” as defined in the JOBS Act.

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

Business Segments

We have determined that we operate as one segment: the marketing and distribution of natural and organic food products. Our chief executive officer is considered to be our chief operating decision maker. He reviews our operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance. In fiscal 2013, 2012 and 2011, net sales from outside of the U.S. was 4%, 3% and 3%, respectively, of our total net sales. All of our long-lived assets are located in the U.S.

Industry Overview

According to a leading industry source, the U.S. is the world’s largest organic food market, with sales of natural and organic foods exceeding $45 billion in 2011. From 2000 to 2010, the U.S. natural and organic food market grew at a compound annual growth rate of approximately 12% and was found by the same industry source to have grown by approximately 10% in 2011. We believe growth rates for the U.S. natural and organic food market have been, and will continue to be, higher than those for the overall U.S. food market.

We believe growth in the natural and organic food market is driven by various factors, including heightened awareness of the role that food and nutrition play in long-term health and wellness. Many consumers prefer natural and organic products due to increasing concerns over the purity and safety of food as a result of the presence of pesticide residues, growth hormones and artificial and genetically engineered ingredients in the foods we eat. The development and implementation of USDA standards for organic certification has increased consumer awareness of, and confidence in, products labeled as organic. According to a well-regarded consumer research firm, 75% of adults in the U.S. purchased natural or organic foods in 2010, with 33% of consumers using organic products at least once a month as compared to 22% ten years before.

Products that are independently certified as organic in accordance with the USDA Organic Foods Production Act and its implementing regulations are made with ingredients generally free of synthetic pesticides, fertilizers, chemicals and, in the case of dairy products, synthetic growth hormones. The USDA’s National

Organic Program regulations include the National List of Allowed and Prohibited Substances for use in certified organic products, which is amended from time to time based on recommendations from the National Organic Standards Board. The USDA requires that certified organic products need to be composed of at least 95% organic ingredients, while “made with organic” products need to be composed of at least 70% organic ingredients. Although not certified, natural products are generally considered in the industry to be minimally processed and largely or completely free of artificial flavors and preservatives, synthetic colors and other non-naturally occurring chemicals.

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

Historically, natural and organic foods were primarily available at independent organic retailers or natural and organic retail chains. Mainstream grocery stores and mass merchandisers have expanded their natural and organic product offerings because of increasing consumer demand for natural and organic products, which generally command a higher margin for the retailer. The percentage of natural and organic food sales has been rising, and, according to an industry source, in 2010, 73% of consumers purchased organic products at grocery stores as compared to 25% at natural food stores. We believe the emergence of strong natural and organic brands, driven by a loyal and growing consumer base, will act as an additional catalyst for higher penetration in the mainstream grocery and mass merchandiser channels.

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

Track record of innovation. Since the introduction of our original macaroni and cheese products in 1989, we have successfully extended our brand into a number of large product lines, such as snack crackers, graham crackers, fruit snacks and granola bars, and introduced extensions of our existing product lines. One of our most recent new product innovations is frozen organic and made with organic rising crust pizza, which we introduced in January 2012 and June 2012, respectively. In October 2012, we expanded our selection of family-friendly snack options with organic graham crackers and cheddar squares. We have made a sustained investment in innovation and regularly validate product concepts with our consumers and customers. In February 2013, we announced a macaroni and cheese product line extension, Bernie’s Farm Macaroni & Cheese, which began shipping nationwide in spring 2013. In March 2013, we introduced our new deluxe skillet meals, which will be available for initial shipment in summer 2013. We maintain an active new product pipeline, and our relationships with our ingredient suppliers and manufacturing partners enable us to efficiently introduce new products.

Strategic and valuable brand for retailers. Our brand is valuable to retailers in the mainstream grocery, mass merchandiser and natural retailer channels. We believe retailers carry our products for several reasons, including that our products satisfy consumer demand for premium natural and organic products and many of our consumers spend more on food and buy higher margin items than average consumers. Further, we believe our products offer better profitability for retailers compared to conventional packaged foods.

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

Experienced management team. We have a proven and experienced senior management team. Our Chief Executive Officer, John M. Foraker, has been with us since 1999 and has significant experience in the natural and organic food industry. The members of our senior management team have extensive experience in the food industry and with leading consumer brands.

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

Invest in infrastructure and capabilities. We invest in our people, supply chain and systems to ensure that our business is scalable and profitable. We expect to add new employees to our sales, marketing, operations and innovation teams as necessary to support our growth. We actively seek opportunities to invest in the specific capabilities of our supply chain partners to reduce costs, increase manufacturing efficiencies and improve quality. Additionally, we continue to invest in our systems and technology, including additional functionality to our enterprise resource planning (ERP) system, which we implemented in fiscal 2013 to support growth and increase efficiency.

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

Our product lines include natural products, products “made with organic” ingredients and certified organic products. We source only ingredients stated to be free of genetically modified organisms and strive to use ingredients that are as near to their whole, natural state as possible. In fiscal 2013, we estimate that over 80% of our net sales were generated by certified organic or products made with organic ingredients.

Within our various product lines, we offer many products suitable for consumers seeking to avoid certain ingredients and attempting to adhere to specialized dietary plans, including gluten-free and vegan products. We continue to develop new products using ingredients that address our consumers’ health and dietary preferences.

We have over 135 products across our product lines in various sizes. In fiscal 2013, the break-down of our three product categories was as follows:

Product Innovation

Innovation is a core competency of ours and an important component of our growth strategy. Our innovation strategy is based on market studies, analyses and consumer testing. We identify large, conventional food categories and assess the demand for natural and organic products in each category. Further, we work closely with certain of our customers to identify attractive opportunities based on their insight and market perspectives. Based on our consumer tests and insights, we develop competing natural or organic products. Once developed, we design the appropriate package with Annie’s colors and messaging. Often, we launch new products in the natural retailer channel and then expand distribution into the mainstream grocery and mass merchandiser channels. We also regularly review our current product offerings and determine if product extensions or reformulations are desirable.

In fiscal 2013, 2012 and 2011, we spent $2.8 million, $2.0 million and $2.1 million, respectively, in research and development expenses, which consisted primarily of market studies, consumer research and analyses, product development and employee-related expenses.

In January 2012, we shipped our first frozen product, certified organic rising crust pizza, which is being distributed on a national basis through a major industry-leading natural retailer and in June 2012, we shipped our pizza product line extension, rising crust frozen pizza “made with organic” ingredients. In June 2013, we announced our entry into the single-serve microwavable cup segment of the macaroni & cheese category. We also expect to develop additional frozen products over the coming years, including one new frozen product line targeted for the second half of fiscal 2014.

In October 2012, we expanded our selection of family-friendly snack options with organic graham crackers, available in honey and cinnamon varieties, and cheddar squares, made with 100 percent real cheese and certified-organic wheat. In February 2013, we announced a macaroni and cheese product line extension, Bernie’s Farm Macaroni & Cheese, which began shipping nationwide in spring 2013. In March 2013, we introduced our new deluxe skillet meals, which will be available for initial shipment in summer 2013. Our new product introductions tend to have a lower margin than our established products due to the small initial production run sizes, and if our new product introductions accelerate or reflect a larger percentage of our net sales, this could negatively impact our gross margin.

Customers and Distribution

We market our products throughout the United States and Canada. The vast majority of our sales are in the United States. During fiscal 2013, approximately 4% of our net sales were from Canada. We sell our products through three primary channels: mainstream grocery, mass merchandiser/other and natural retailer. Because of our brand equity and high-quality products, we believe there are attractive growth prospects for us in each of these channels.

•

Mainstream Grocery: Our customers in this channel include large national chains such as Kroger, Ahold and Safeway and regional chains such as Wegmans, Harris Teeter, H-E-B and Raley’s. During fiscal 2013, we estimate that the mainstream grocery channel represented approximately 39% of our net sales.

•

Mass Merchandiser/Other Channels: Our customers in this channel include large national and regional retailers such as Target Stores, Costco Wholesale and Wal-Mart. We also sell a limited number of products through food service, military and e-commerce channels. During fiscal 2013, we estimate that the mass merchandiser channel, including the other channels mentioned above, represented approximately 36% of our net sales.

•

Natural Retailer: Our customers in this channel include large retailers such as Whole Foods Market and Trader Joe’s (where our products are sold under its own store brand), regional natural chains such as Sprouts Farmers Market and Earth Fare and independent natural foods cooperatives. During fiscal 2013, we estimate that the natural retailer channel represented approximately 25% of our net sales.

We sell our products directly to retailers and through distributors. We use brokers to support our sales efforts.

•

Direct Sales. The majority of our products are sold direct to retailers. We sell direct predominantly in the mass merchandiser channel, but we also maintain select direct relationships in the mainstream grocery channel. In fiscal 2013, 28% of our net sales were generated from sales to our top two customers, Target (17%) and Costco (11%). In some cases, we sell products to the same grocery chain using both direct relationships and distributors.

•

Distributors. Many of our products are sold through independent food distributors, including the majority sold to the natural retailer channel. Food distributors purchase products from us for resale to retailers, taking title to the products upon purchase. The prices their customers pay for these products are set by our distributors, in their sole discretion, although we may influence the retail price with the use of promotional incentives. In fiscal 2013, 25% of our net sales were generated from sales to our largest distributor, United Natural Foods Inc., or UNFI.

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

We also have a credit facility, which is available to us for future borrowings through August 1, 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Indebtedness” for additional information regarding the credit facility.

Backlog

Our backlog of unshipped orders was $5.2 million and $3.7 million at March 31, 2013 and 2012, respectively.

Our Supply Chain

Manufacturing

Independent manufacturers, referred to in our industry as contract manufacturers or co-packers, manufacture all of our products. Utilizing contract manufacturers provides us with the flexibility to produce a large variety of products and the ability to enter new categories quickly and economically. Our contract manufacturers have been selected based on their production capabilities and their specific product category expertise, and we expect them to partner with us to improve and expand our product offerings. We regularly meet with our contract manufacturers to review costs and their performance and to set performance, quality and cost-saving targets. In many cases we enter into long-term contracts with our contract manufacturers. During fiscal 2013, our four largest partners manufactured products accounting for approximately 75% of our net sales.

We have invested significant resources to improve operating margins by reducing costs and increasing productivity. Our efficiency initiatives have focused on selecting better and more efficient manufacturers, renegotiating tolling fees with existing manufacturers, managing in-bound freight, leveraging warehouse expenses and reducing ingredient and packaging costs through increased volume buys, contract consolidation, direct purchasing and price negotiation.

In the third quarter of fiscal 2013, we began implementation of a transportation management system or TMS focused on increasing visibility within the supply chain while lowering freight costs for moving raw materials between suppliers and contract manufacturers, and finished goods between contact manufacturers, distribution centers and customers. We expect that the TMS system will be fully implemented in fiscal 2014.

As part of our efficiency initiatives, we look for opportunities to invest capital in equipment to drive down costs, improve throughput and product quality at our contract manufacturers. In fiscal 2013, we invested approximately $1.3 million in manufacturing equipment, which is located at the facilities of our contract manufacturers and remains our property. We expect to continue these investments in the future, as we believe this approach improves efficiency and creates shared cost reductions with our manufacturing partners.

Ingredient and Packaging Suppliers

Our natural and organic ingredients, raw materials and packaging materials are sourced primarily from suppliers in the United States and Canada. We have rigorous standards for food quality and safety. Our raw materials and packaging are mostly purchased through contract manufacturers from suppliers we have approved, at prices we have negotiated and based upon our specifications. In order to mitigate commodity cost fluctuations, we enter either directly or through our contract manufacturers into purchase agreements with certain ingredient suppliers. In fiscal 2013, our contracted ingredients represented approximately 50% of our materials costs and over 31% of our cost of sales. In addition, in fiscal 2013, we consolidated packaging purchases across multiple contract manufacturers, representing slightly more than half of our annual packaging requirements.

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

Order Fulfillment

A majority of our customer fulfillment requirements are met by an outside contract warehouse, which is operated by a third party and based in the Chicago, Illinois area. Products are manufactured by our contract manufacturers and typically are shipped to this distribution center. We store and ready products for shipment for the majority of our North American retailers and distributors from this facility. In April 2012, in order to support our growing operations, reduce costs and facilitate order fulfillment, we relocated our existing distribution operations to a nearby larger facility owned and operated by the same third party. Concurrent with this move, we entered into an agreement in September 2011, which became effective in April 2012 and will remain in effect through June 2015. The agreement will automatically renew for an additional period of two years and two months, unless either party provides proper notice of non-renewal. Under the agreement, our products are stored and shipped on a cost-plus basis by the third-party. Frozen customer fulfillment requirements are met by a different outside contract warehouse, which is operated by a third party and is also based in the Chicago, Illinois area. In June 2012, we entered into an agreement with this facility that will remain in effect until September 2016. The agreement will automatically renew for an additional period of one year, unless either party provides proper notice of non-renewal. In addition to third-party distribution, a smaller portion of our products are shipped directly from our contract manufacturers to retailers or distributors.

Seasonality

Historically, we have experienced greater net sales in the second and fourth fiscal quarters than in the first and third fiscal quarters due to our customers’ merchandising and promotional activities around the back-to-school and spring seasons. Concurrently, inventory levels and working capital requirements increase during the first and third fiscal quarters of each fiscal year to support higher levels of net sales in the subsequent quarters. We anticipate that this seasonal impact on our net sales and working capital is likely to continue. In fiscal 2013, 27.5% and 31.0% of our net sales, 27.4% and 31.6% of our gross profit and 31.9% and 38.4% of our operating income were generated in the second and fourth fiscal quarters, respectively. Accordingly, our results of operations for any particular quarter are not indicative of the results we expect for the full year.

Competition

We operate in a highly competitive environment. Our products compete with both very large mainstream conventional packaged foods companies and natural and organic packaged foods companies. Many of these competitors enjoy significantly greater resources. Large mainstream conventional packaged foods competitors include Kraft Foods Inc., General Mills, Inc., Mondelez International, Inc., Campbell Soup Company, PepsiCo, Inc., Nestle S.A. and Kellogg Company. Natural and organic packaged foods competitors include The Hain Celestial Group, Inc., Newman’s Own, Inc., Nature’s Path Foods, Inc., Clif Bar & Company and Amy’s Kitchen. In addition to these competitors, in each of our categories we compete with many regional and small, local niche brands. Given limited retailer shelf space and merchandising events, competitors actively support their respective brands with marketing, advertising and promotional spending. In addition, most retailers market similar items under their own private label, which compete for the same shelf space.

Competitive factors in the packaged foods industry include product quality and taste, brand awareness and loyalty, product variety, interesting or unique product names, product packaging and package design, shelf space, reputation, price, advertising, promotion and nutritional claims. We believe that we currently compete effectively with respect to each of these factors.

Employees

As of March 31, 2013, excluding interns, we had 106 full-time employees and eight part-time employees, including 47 in sales and marketing, 21 in finance, 25 in operations, seven in information technology, seven in innovation and seven in other departments. None of our employees is represented by a labor union. We have never experienced a labor-related work stoppage.

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

We may not be able to successfully implement our growth strategy. Our sales and operating results will be adversely affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

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

We believe our consumers rely on us to provide them with high-quality natural and organic food products. Concerns regarding the ingredients used in our products or the safety or quality of our products or our supply chain may cause consumers to stop purchasing our products, even if the basis for the concern is unfounded, has been addressed or is outside of our control. Although we believe we have a rigorous quality control process, there can be no assurance that our products will always comply with the standards set for our products. For example, although we strive to keep our products free of genetically modified organisms, they may not be easily detected and contamination can occur through cross-pollination. Also, we have historically used epoxy linings that contain bisphenol-A, commonly called BPA, as part of the protective barrier between the metal can and food contents in our canned pasta meals. Given the recent approval by the FDA of a BPA-free can lining suitable for use with our products, all new production of our canned pasta meals are now in BPA-free cans. We are in the process of selling through existing inventory manufactured prior to this change. Although the Food and Drug Administration, or FDA, currently allows the use of BPA in food packaging materials, public reports and concerns regarding the potential hazards of BPA could contribute to a perceived safety risk for products packaged using BPA. Additionally, there is no guarantee that concerns regarding our new packaging will not develop in the future. Adverse publicity about the quality or safety of our products, whether or not ultimately based on fact, may discourage consumers from buying our products and have an adverse effect on our brand, reputation and operating results.

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

The sale of food products for human consumption involves the risk of injury or illness to consumers. Such injuries or illness may result from inadvertent mislabeling, tampering or product contamination or spoilage. Under certain circumstances, we may be required to recall or withdraw products, which may have a material adverse effect on our business. For example, in 2008, we carried out an FDA Class I recall for approximately 680 cases of our salad dressing due to ingredient mislabeling and we recently carried out an FDA Class II recall for our frozen pizza products. See “—Our voluntary recall of certified organic and made with organic pizza products has affected our fiscal 2013 financial results and will continue to impact our financial results in future quarters.” Even if a situation does not necessitate a recall or market withdrawal, product liability claims may be asserted against us. If the consumption of any of our products causes, or is alleged to have caused, a health-related illness, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful, the negative publicity surrounding any assertion that our products caused illness or physical harm could adversely affect our reputation with existing and potential distributors, retailers and consumers and our corporate image and brand equity. Moreover, claims or liabilities of this sort might not be covered by insurance or by any rights of indemnity or contribution that we may have against others. A product liability judgment against us or a product recall or market withdrawal could have a material adverse effect on our business, reputation and operating results.

Our voluntary recall of certified organic and made with organic pizza products affected our fiscal 2013 financial results and will continue to impact our financial results in future quarters.

In January 2013, we initiated a voluntary recall of our certified organic and made with organic pizza products due to the possible presence of fragments of flexible metal mesh from a faulty screen at a third-party flour mill. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Voluntary Product Recall.” We have accounted for the voluntary recall primarily as a reduction to net sales to account for customer and consumer returns and an increase in cost of sales to account for the destruction of finished goods and raw materials inventory. In addition, we recorded administrative costs associated with the recall, including fees and incentives to customers and legal expenses. Certain of these accounting charges were based on our best estimates and are subject to change based on actual results or revised estimates. We may also incur some additional costs in future quarters. While we have recovered a portion of the costs related to the voluntary recall through our existing recall insurance and expect to recover additional amounts in the future, we cannot guarantee that additional monies will be recovered or that the amounts we recover will cover all costs associated with the voluntary recall. While we restarted the production and began shipping replacement product into distributors and retailers in February 2013, we have not fully returned to our pre-recall distribution level. We may find it challenging to re-establish strong growth in pizza product sales for a period of time following the voluntary recall. Further, while there have been no illnesses or injuries reported to date, the occurrence of any illnesses or injuries could have serious consequences on pizza product sales and sales of our other products, our brand and reputation, any of which could harm our business.

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

Our business is focused on the development, manufacture, marketing and distribution of a line of branded natural and organic food products. If consumer demand for our products decreased, our business would suffer. In addition, sales of natural and organic products are subject to evolving consumer preferences. Consumer trends that we believe favor sales of our products could change based on a number of possible factors, including a shift in preference from organic to non-organic and from natural to non-natural products, a loss of confidence by consumers in what constitutes “organic,” economic factors and social trends. A significant shift in consumer demand away from our products could reduce our sales or the prestige of our brand, which would harm our business.

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

The packaged food industry is dominated by multinational corporations with substantially greater resources and operations than us. We cannot be certain that we will successfully compete with larger competitors that have greater financial, sales and technical resources. Conventional food companies, including Kraft Foods Inc., General Mills, Inc., Mondelez International, Inc., Campbell Soup Company, PepsiCo, Inc., Nestle S.A. and Kellogg Company, may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities, among other things. We also compete with other natural and organic packaged food brands and companies, including The Hain Celestial Group, Inc., Newman’s Own, Inc., Nature’s Path Foods, Inc., Clif Bar & Company and Amy’s Kitchen, and with smaller companies, which may be more innovative and able to bring new products to market faster and to more quickly exploit and serve niche markets. Retailers also market competitive products under their own private labels, which are generally sold at lower prices and compete with some of our products. As a result of competition, we may need to increase our marketing, advertising and promotional spending to protect our existing market share, which may adversely impact our profitability. We may not have the financial resources to increase such spending when necessary.

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

Additionally, the development and introduction of new products requires substantial research, development and marketing expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance. Efforts to accelerate our innovation may exacerbate risks associated with innovation. If we are unsuccessful in meeting our objectives with respect to new or improved products, our business could be harmed. For example, our breakfast cereals line of products did not meet our growth objectives, and we discontinued it in fiscal 2012. Additionally, we cannot assure you that our most recent new product introductions, such as frozen rising crust pizza and macaroni and cheese microwavable cups, will gain widespread market acceptance or be successful.

Ingredient and packaging costs are volatile and may rise significantly, which may negatively impact the profitability of our business.

We purchase large quantities of raw materials, including ingredients such as wheat and flour, dairy products, oils and sugar. In addition, we purchase and use significant quantities of cardboard, film and glass to package our products. Costs of ingredients and packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, consumer demand and changes in governmental trade and agricultural programs. We have experienced two consecutive years of commodity cost escalation, and we expect that the cost of certain of our key ingredients will continue to increase. Continued volatility in the prices of raw materials and other supplies we purchase could increase our cost of sales and reduce our profitability. Moreover, we may not be able to implement price increases for our products to cover any increased costs, and any price increases we do implement may result in lower sales volumes. If we are not successful in managing our ingredient and packaging costs, if we are unable to increase our prices to cover increased costs or if such price increases reduce our sales volumes, then such increases in costs will adversely affect our business, results of operations and financial condition.

Our future business, results of operations and financial condition may be adversely affected by reduced availability of organic ingredients.

Our ability to ensure a continuing supply of organic and non-GMO ingredients at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow organic and non-GMO crops or raise organic livestock, the vagaries of these farming businesses (including poor harvests), changes in national and world economic conditions and our ability to forecast our ingredient requirements. The ingredients used in many of our products are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilences. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of, or increase the price of, our ingredients. For example, in fiscal 2011, organic wheat and sunflower oil were in shorter supply than we expected. In addition, we purchase some ingredients offshore, and the availability of such ingredients may be affected by events in other countries, including Colombia, Paraguay, Thailand and Brazil. We compete with other food producers in the procurement of organic ingredients, which are often less plentiful in the open market than conventional ingredients. This competition may increase in the future if consumer demand for organic products increases. If regulations are adopted requiring labeling of products that contain genetically modified organisms, the competition for non-GMO ingredients may increase. If supplies of organic and non-GMO ingredients are reduced or there is greater demand for such ingredients from us and others, we may not be able to obtain sufficient supply on favorable terms, or at all, which could impact our ability to supply products to distributors and retailers and may adversely affect our business, results of operations and financial condition.

We rely on sales to a limited number of distributors and retailers for the substantial majority of our sales, and the loss of one or more significant distributors or retailers may harm our business.

A substantial majority of our sales are generated from a limited number of distributors and retailers. For fiscal 2013, sales to our three largest customers represented approximately 25%, 17% and 11% of our net sales. Although the composition of our significant distributors and retailers will vary from period to period, we expect that most of our sales will continue to come from a relatively small number of distributors and retailers for the foreseeable future. We do not have commitments or minimum volumes that ensure future sales of our products. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant distributors or retailers. For example, in fiscal 2010, sales to a significant customer were $3.2 million lower than in fiscal 2009, which contributed to lower sales growth. A distributor or retailer may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products or the perceived quality of our products. In addition, despite operating in different channels, our retailers sometimes compete for the same consumers. As a result of actual or perceived conflicts resulting from this competition, retailers may take actions that negatively affect us. Our agreements with our distributors and retailers may be canceled if we materially breach the agreements or for other reasons, including reasons outside of our control. In addition, our distributors and retailers may seek to renegotiate the terms of current agreements or renewals. The loss of, or a reduction in sales or anticipated sales to, one or more of our most significant distributors or retailers may have a material adverse effect on our business, results of operation and financial condition.

Loss of one or more of our contract manufacturers or our failure to identify timely new contract manufacturers could harm our business and impede our growth.

We derive all of our sales from products manufactured at manufacturing facilities owned and operated by our contract manufacturers. During fiscal 2013, we paid $77.0 million in the aggregate to our top four contract manufacturers. We do not have written contracts with all of our contract manufacturers, including Lucerne Foods, one of our top three contract manufacturers that manufactures several of our top selling products, and Peacock Engineering, our largest packaging partner. Any of our contract manufacturers could seek to alter its relationship with us. If we need to replace a contract manufacturer, there can be no assurance that additional capacity will be available when required on acceptable terms, or at all.

Any interruption in, or the loss of operations at, one or more of our contract manufacturing facilities, which may be caused by work stoppages, disease outbreaks or pandemics, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters at one or more of these facilities, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition, especially until such time as such interruption is resolved or an alternate source of production is secured.

The success of our business depends, in part, on maintaining a strong manufacturing platform. We believe there are a limited number of competent, high-quality contract manufacturers in the industry that meet our strict standards, and if we were required to obtain additional or alternative contract manufacturing arrangements in the future, there can be no assurance that we would be able to do so on satisfactory terms, in a timely manner or at all. Therefore, the loss of one or more contract manufacturers, any disruption or delay at a contract manufacturer, any inability of a contract manufacturer to meet our capacity needs or any failure to identify and engage contract manufacturers for new products or increased capacity requirements could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition. For example, in the past, changing the contract manufacturer for one of our product lines took approximately six months to implement. At present, we do not have back-up contract manufacturers identified for certain of our product lines, and the loss of contract manufacturers for any of these product lines would result in our inability to produce and deliver the products to our customers until we could identify and retain an alternative contract manufacturer and until that contract manufacturer was able to produce the products to our specifications or other requirements.

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

Although we have multiple suppliers for cheese, we have a single manufacturer for the cheese powders used in our products, including macaroni and cheese, cheddar crackers and snack mix. Products that contain these cheese powders represented a significant portion of our net sales for the periods presented, and we expect this to continue. Any disruption in the manufacturing of cheese powders would have a material adverse effect on our business.

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

We may not be able to protect our intellectual property adequately or may become involved in intellectual property disputes, which may harm the value of our brand or adversely affect our business, results of operations and financial condition.

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

We cannot assure you that the steps we have taken to protect our intellectual property rights are adequate, that our intellectual property rights can be successfully defended and asserted in the future or that third parties will not infringe upon or misappropriate any such rights or claim that we have infringed upon or misappropriated their intellectual property rights. In addition, our trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect our trademark rights could prevent us in the future from challenging third parties who use names and logos similar to our trademarks, which may in turn cause consumer confusion or negatively affect consumers’ perception of our brand and products. In addition, if we do not keep our trade secrets confidential, others may produce products with our recipes or formulations. Moreover, intellectual property disputes and proceedings and infringement claims may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether we are successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liabilities, force us to cease use of certain trademarks or other intellectual property or force us to enter into licenses with others. Any one of these occurrences may have a material adverse affect on our business, results of operations and financial condition.

Failure by our suppliers of raw materials or contract manufacturers to comply with food safety, environmental or other laws and regulations may disrupt our supply of products and adversely affect our business.

If our suppliers or contract manufacturers fail to comply with food safety, environmental or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. Any such failure could also cause us to recall our products. See “–Our voluntary recall of certified organic and made with organic pizza products has affected our fiscal 2013 financial results and will continue to impact our financial results in future quarters.” For example, all of our contract manufacturers are required to be certified in the Safe Quality Food Program or the BRC Global Standard for Food Safety. Additionally, the USDA requires that our certified organic products be free of genetically modified organisms, but unavoidable cross-pollination at one of our suppliers may result in genetically modified organisms in our supply chain. In the event of actual or alleged non-compliance, we might be forced to find an alternative supplier or contract manufacturer. As a result, our supply of raw materials or finished inventory could be disrupted or our costs could increase, which would adversely affect our business, results of operations and financial condition. Additionally, actions we may take to mitigate the impact of any such disruption or potential disruption, including increasing inventory in anticipation of a potential supply or production interruption, may adversely affect our business, results of operations and financial condition.

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

In the U.S., we are subject to regulation by various government agencies, including the FDA, USDA, Federal Trade Commission, or FTC, Occupational Safety and Health Administration and the Environmental Protection Agency, as well as various state and local agencies. We are also regulated outside the United States by the Canadian Food Inspection Agency, as well as Canadian provincial and local agencies. In addition, we are subject to review by voluntary organizations, such as the Council of Better Business Bureaus’ National Advertising Division and the Children’s Food and Beverage Advertising Initiative. We could incur costs, including fines, penalties and third-party claims, as a result of any violations of, alleged violations of, or liabilities under, such requirements. For example, in connection with the marketing and advertisement of our products, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states.

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

For example, we use annatto as a color additive in certain of our products. Although annatto is a natural substance derived from achiote trees, in policy statements the FDA takes the position that annatto is an artificial color additive because it adds a color not normally found in the foods to which it is added. Although we have not received one, the FDA has issued warning letters to some companies selling products labeled as natural that contain annatto stating the labels are false and misleading. If we were forced by the FDA to cease the use of annatto in our products, consumers who demand orange-colored products, particularly macaroni and cheese, could stop buying our products, which would adversely affect our sales.

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

The inability of any supplier, independent contract manufacturer, third-party distributor or transportation provider to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to increase and our profit margins to decrease. We must continuously monitor our inventory and product mix against forecasted demand or risk having inadequate supplies to meet consumer demand as well as having too much inventory on hand that may reach its expiration date and become unsaleable. For example, in the second quarter of fiscal 2013, our forecasting and production planning processes underestimated demand such that we experienced product shortages in our top items. If we are unable to manage our supply chain effectively and ensure that our products are available to meet consumer demand, our operating costs could increase and our profit margins could decrease.

Virtually all of our finished goods inventory is located in one warehouse facility. Any damage or disruption at this facility would have an adverse effect on our business, results of operations and financial condition.

Virtually all of our finished goods inventory is located in one warehouse facility owned and operated by a third party. A natural disaster, fire, power interruption, work stoppage or other unanticipated catastrophic event at this facility would significantly disrupt our ability to deliver our products and operate our business. If any material amount of our inventory were damaged, we would be unable to fulfill orders for our products and, as a result, our business, results of operations and financial condition would suffer.

We may not be able to successfully implement initiatives to improve productivity and streamline operations to control or reduce costs. Failure to implement such initiatives could adversely affect our results of operations.

Our profitability can depend significantly on our efforts to control our operating costs. Because many of our costs, such as ingredient, packaging and transportation costs can be affected by factors outside or substantially outside our control, we seek to control or reduce costs through operating efficiency or other initiatives. For example, in fiscal 2013, we began implementation of a transportation management system, which we expect to complete in fiscal 2014. Such initiatives, which we often refer to internally as “fat rabbit” projects, are important to our success. If in the future we are not able to identify and complete initiatives designed to control or reduce costs and increase operating efficiency on time or within budget, our results of operations could be adversely impacted. In addition, if the cost savings initiatives we have implemented to date or any future cost-savings initiatives do not generate expected cost savings, our results of operations could be adversely affected.

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

In order to prepare for our peak seasons, we must order and maintain higher quantities of inventory than we would carry at other times of the year. As a result, our working capital requirements also fluctuate during the year, increasing in our first and third fiscal quarters in anticipation of our second and fourth fiscal quarters, respectively. In response to product shortages experienced in the second quarter of fiscal 2013, we have significantly increased inventory levels, particularly in our top-selling items. Any unanticipated decline in demand for our products during our peak seasons could require us to sell excess inventory at a substantial markdown or write-off goods we are unable to sell, which could diminish our brand and adversely affect our results of operations.

In addition, we offer a variety of sales and promotion incentives to our customers and to consumers, such as price discounts, consumer coupons, volume rebates, cooperative marketing programs, slotting fees and in-store displays. Our net sales are periodically influenced by the efficiency of our trade programs as well as the introduction and discontinuance of sales and promotion incentives. Reductions in overall sales and promotion incentives could impact our net sales and affect our results of operations in any particular fiscal quarter.

Historical quarter-to-quarter and period-over-period comparisons of our sales and operating results are not necessarily indicative of future fiscal quarter-to-fiscal quarter and period-over-period results. You should not rely on the results of a single fiscal quarter or period as an indication of our annual results or our future performance.

To the extent our customers purchase product in excess of consumer consumption in any period, our sales in a subsequent period may be adversely affected as customers seek to reduce their inventory levels. To the extent customers seek to reduce their usual or customary inventory levels or change their willingness to purchase product in excess of consumer consumption, our sales may be adversely affected.

From time to time, customers may purchase more product than they expect to sell to consumers during a particular time period. Customers may grow their inventory in anticipation of, or during, our promotional events, which typically provide for reduced prices during a specified time or other customer or consumer incentives. Customers may also grow inventory in anticipation of a price increase for our products. If a customer increases its inventory during a particular reporting period as a result of a promotional event, anticipated price increase or otherwise, then sales during the subsequent reporting period may be adversely impacted as customers seek to reduce their inventory to usual levels. This effect may be particularly pronounced when the promotional event, price increase or other event occurs near the end or beginning of a reporting period or when there are changes in the timing of a promotional event, price increase or similar event, as compared to the prior year. To the extent customers seek to reduce their usual or customary inventory levels or change their practices regarding purchases in excess of consumer consumption, our sales and results of operations would be adversely impacted in that period.

Failure to retain our senior management may adversely affect our operations.

Our success is substantially dependent on the continued service of certain members of our senior management, including John M. Foraker, our Chief Executive Officer, or CEO. These members of senior management have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand and culture, and the reputation we enjoy with suppliers, contract manufacturers, distributors, retailers and consumers. The loss of the services of any of these employees could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause the price of our common stock to decline. We do not carry key-person life insurance on any of our senior management.

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

We are dependent on various information technology systems, including, but not limited to, networks, applications and outsourced services in connection with the operation of our business. A failure of our information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and loss of sales, causing our business to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, viruses and security breaches. Our technology systems are based in Berkeley, California, which is prone to earthquakes. To the extent our systems are damaged or interrupted, and we are unable to implement an effective recovery plan, our business could be materially adversely affected.

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

A failure of our new enterprise resource planning (ERP) system could impact our ability to operate our business, lead to internal control and reporting weaknesses and adversely affect our results of operations and financial condition.

In fiscal 2013, we implemented a new ERP information management system to provide for greater depth and breadth of functionality and effectively manage our business data, communications, supply chain, order entry and fulfillment, inventory and warehouse management and other business processes. We plan to add additional functionality in the future. A failure of the system to perform as we anticipate may result in transaction errors, processing inefficiencies and the loss of sales, may otherwise disrupt our operations and materially and adversely affect our business, results of operations and financial condition and may harm our ability to accurately forecast sales demand, manage our supply chain and production facilities, fulfill customer orders and report financial and management information on a timely and accurate basis. In addition, due to the systemic internal control features within ERP systems, we may experience difficulties that may affect our internal control over financial reporting, which may create a material weakness in our overall internal controls. The risks associated with our new ERP system are greater for us as a newly public company.

An impairment of goodwill could materially adversely affect our results of operations.

We have significant goodwill related to previous acquisitions, which amounted to 34.2% of our total assets as of March 31, 2013. Goodwill represents the excess of the purchase price over the fair value of the assets acquired and the liabilities assumed. In accordance with GAAP, we first assess qualitative factors to determine whether it is more likely than not that the fair value of our sole reporting unit is less than its carrying amount as a basis to determine whether it is necessary to perform the two-step goodwill impairment test, which we perform annually in the fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Future events that may trigger impairment include, but are not limited to, significant adverse change in customer demand, the business climate or a significant decrease in expected cash flows. When impaired, the carrying value of goodwill is written down to fair value. In the event an impairment to goodwill is identified, an immediate charge to earnings would be recorded, which would adversely affect our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill.”

Our indebtedness could adversely affect our business and results of operations.

In connection with the repurchase of 500,000 shares of our common stock concurrently with a secondary offering of our common stock in March 2013, we borrowed approximately $15.0 million under our credit facility. As of March 31, 2013, we had approximately $7.0 million outstanding under our credit facility with additional borrowing availability of $33.0 million. Subject to the limitations contained in the credit agreement governing our credit facility, we may be able to incur substantial additional indebtedness from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of indebtedness, if any, could intensify. Specifically, our level of indebtedness could have important consequences, including:

•

requiring a substantial portion of our cash flow to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to adverse changes in general economic, industry and competitive conditions;

•	exposing us to the risk of increased interest rates as borrowings under the credit facility will be at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•	placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt at more favorable interest rates; and

•	increasing our cost of borrowing.

Risks Related to Ownership of Our Common Stock

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

The market price for our common stock is likely to be volatile, in part because our shares have only been traded publicly since March 28, 2012, and such volatility may be exacerbated by our relatively small public float. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	market conditions or trends in the natural and organic packaged food sales industry or in the economy as a whole;

•	seasonal fluctuations;

•	actions by competitors;

•	actual or anticipated growth rates relative to our competitors;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission, or SEC;

•	economic, legal and regulatory factors unrelated to our performance;

•	any future guidance we may provide to the public, any changes in such guidance or any difference between our guidance and actual results;

•	changes in financial estimates or recommendations by any securities analysts who follow our common stock;

•	speculation by the press or investment community regarding our business;

•	litigation;

•	changes in key personnel; and

•	future sales of our common stock by our officers, directors and significant stockholders.

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

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock in the market. Such sales, or the perception that these sales might occur, could depress the market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Pursuant to the Amended and Restated Registration Rights Agreement among us, Solera and certain of our other stockholders, dated as of November 14, 2005, some of our stockholders, including Solera, have the right to require us to register under the Securities Act of 1933, as amended, or the Securities Act, shares in our company held by such stockholders. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

Also, in the future, we may issue shares of our common stock in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock.

We will continue to be significantly influenced by our sponsor, whose interests may conflict with those of our other stockholders.

As of March 31, 2013, funds advised by Solera held approximately 15.1% of our voting power. So long as such funds continue to hold, directly or indirectly, shares of common stock representing a significant percentage of the voting power of our common stock, Solera will have significant power to influence all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions, and will have significant influence over our management and policies. Solera’s control may have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. The interests of Solera may not always coincide with the interests of other stockholders, and Solera may act in a manner that advances its best interests and not necessarily those of our other stockholders.

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

As a public company, we are required to file annual and quarterly periodic reports containing our financial statements with the SEC within prescribed time periods. As part of the New York Stock Exchange listing requirements, we are also required to provide our periodic reports, or make them available, to our stockholders within prescribed time periods. We may not be able to produce reliable financial statements or file these financial statements as part of a periodic report in a timely manner with the SEC or comply with the New York Stock Exchange listing requirements. In addition, we could make errors in our financial statements that could require us to restate our financial statements. If we are required to restate our financial statements in the future for any reason, any specific adjustment may be adverse and may cause our results of operations and financial condition, as restated, to be materially adversely impacted. As a result, we or members of our management could be the subject of adverse publicity, stockholder lawsuits and investigations and sanctions by regulatory authorities, such as the SEC. Any of the above consequences could cause our stock price to decline and could impose significant unanticipated costs on us.

However, for as long as we remain an “emerging growth company,” or EGC, as defined in the Jumpstart our Business Startups Act of 2012, or JOBS Act, we intend to take advantage of the exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, which is applicable to other public companies that are not EGCs. We intend to take advantage of this reporting exemption, and possibly other reporting exemptions, until we are no longer an EGC. We will cease to be an EGC at the earliest of (A) the last day of the fiscal year in which we have total annual gross revenues of $1,000,000,000 (as indexed for inflation in the manner set forth in the Jobs Act) or more; (B) the last day of the fiscal year in which the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act occurs (March 31, 2018); (C) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (D) the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or any successor thereto.

Once we cease to be an EGC, as of each fiscal year end thereafter, our independent registered public accounting firm will be required to evaluate and report on our internal controls over financial reporting in the event we are an accelerated filer or large accelerated filer. To the extent we find material weaknesses in our internal controls, we may determine that we have ineffective internal controls over financial reporting as of any particular fiscal year end, and we may receive an adverse assessment of our internal controls over financial reporting from our independent registered public accounting firm. Moreover, any material weaknesses or other deficiencies in our internal controls may delay the conclusion of an annual audit or a review of our quarterly financial results. From time to time, we have had significant deficiencies in our internal control over financial reporting. While no such deficiency has resulted in a material weakness to date, any significant deficiency that is not remediated could, on its own or in combination with other significant deficiencies, give rise to a material weakness.

If we are not able to issue our financial statements in a timely manner, or if we are not able to obtain the required audit or review of our financial statements by our independent registered public accounting firm in a timely manner, we will not be able to comply with the periodic reporting requirements of the SEC and the listing requirements of the New York Stock Exchange. If these events occur, our common stock listing on the New York Stock Exchange could be suspended or terminated and our stock price could materially suffer. In addition, we or members of our management could be subject to investigation and sanction by the SEC and other regulatory authorities and to stockholder lawsuits, which could impose significant additional costs on us, divert management attention and materially harm our business, results of operations, financial condition and stock price.

Some of our operating expenses will increase significantly as a result of operating as a public company, and our management will be required to devote substantial time to complying with public company regulations.

Until March 27, 2012, the effective date of our IPO registration statement on Form S-1, we operated as a private company. Upon effectiveness, we became a public company. As a public company, we have incurred and will continue to incur additional legal, accounting, compliance and other expenses that we had not previously incurred as a private company. We are obligated to file annual and quarterly information and other reports with the SEC as required by the Exchange Act and applicable SEC rules. We are currently exempt from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act as an EGC, therefore we expect our costs as a public company to further increase once such attestation is required. In addition, we are subject to other reporting and corporate governance requirements, including certain requirements of the New York Stock Exchange, which impose significant compliance obligations upon us.

The Sarbanes-Oxley Act and the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules subsequently implemented by the SEC and the New York Stock Exchange, have imposed increased regulation and disclosure obligations and have required enhanced corporate governance practices of public companies. However, for so long as we qualify as an EGC under the JOBS Act, we may decide to make certain elections that would lessen such obligations. See “—We are an emerging growth company, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.” Nonetheless, our efforts to comply with evolving laws, regulations and standards are likely to result in increased administrative expenses and a diversion of management’s time and attention from sales-generating activities. These changes will require a significant commitment of additional resources. We may not be successful in implementing these requirements, and implementing them could materially adversely affect our business, results of operations and financial condition. If we do not implement or comply with such requirements in a timely manner, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the New York Stock Exchange. Any such action could harm our reputation and the confidence of investors and customers in our company and could materially adversely affect our business and cause our stock price to decline.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an EGC, as defined in the JOBS Act, and we intend to take advantage of the exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We intend to take advantage of this reporting exemption, and possibly other reporting exemptions, until we are no longer an EGC. We cannot predict if investors will find our common stock less attractive because we are relying or may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

•	classify our board of directors into three separate classes with staggered terms;

•	provide that directors can only be removed for cause or by vote of shares representing 66 2/3% or more of our total voting power;

•	prohibit stockholders from acting by written consent;

•	provide that our board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws;

•	provide that the stockholders can only adopt, amend or repeal our amended and restated bylaws with the affirmative vote of 66 2/3% or more of our total voting power;

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•	prohibit stockholders from calling special meetings; and

•	provide our board of directors with the sole power to set the size of our board of directors and fill vacancies.

These and other provisions of our amended and restated certificate of incorporation and amended and restated bylaws could delay, defer or prevent us from experiencing a change of control or changes in our board of directors and management and may adversely affect our stockholders’ voting and other rights. Our board of directors intends to recommend that our amended and restated certificate of incorporation be amended to declassify the board of directors at the next annual meeting of stockholders to be held in September 2013. If our stockholders approve such a proposal, all of our directors would be elected annually and serve one-year terms.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

We do not own any real property. We lease our headquarters at 1610 Fifth Street, Berkeley, California pursuant to a lease agreement that expires in February 2019 with an option to extend through February 2021. The approximately 33,500 square foot space includes our corporate headquarters and our sample storage area. For additional information concerning the lease agreement for our headquarters, please see Note 7 to our consolidated financial statements included elsewhere in this Form 10-K. We believe that our current facilities are adequate to meet our needs for the near future and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future growth.

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

Market Information

Our common stock has been listed on the NYSE under the symbol BNNY since March 28, 2012. Prior to that date, there was no established public trading market for our common stock. The following table sets forth the range of high and low sales prices on the NYSE of the common stock for the periods indicated, as reported by the NYSE. Such quotations represent inter dealer prices without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2013		Fiscal 2012
	High	Low	High		Low
First Quarter	$45.00	$32.66	$	n/a	$	n/a
Second Quarter	48.87	35.50		n/a		n/a
Third Quarter	47.03	32.06		n/a		n/a
Fourth Quarter	43.10	33.05		40.00		31.00

On March 28, 2013, the last day that the NYSE was open for public trading during fiscal 2013, the last reported sale price of our common stock on the NYSE was $38.26. As of March 31, 2013, there were 13 holders of record of our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

During fiscal 2012, we paid cash dividends on our capital stock of $1,518,809 ($0.097 per share) in August 2011, $2,279,518 ($0.145 per share) in November 2011 and $9,751,271 ($0.621 per share) in December 2011. We did not pay dividends in fiscal 2013.

Although we have paid cash dividends on our capital stock from time to time in the past while we were a privately held company, we currently expect to retain all future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. The declaration and payment of any dividends in the future will be determined by our board of directors, in its discretion, and will depend on a number of factors, including our earnings, capital requirements, overall financial condition and contractual restrictions, including covenants under our revolving credit facility and other indebtedness we may incur.

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of common stock, $0.001 par value per share, during the fourth quarter of fiscal 2013:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 - January 31, 2013	—		$—	—		$—
February 1, 2013 - February 28, 2013	—		$—	—		$—
March 1, 2013 - March 31, 2013	500,000	(1)	$38.25	500,000	(1)	$—

Total	500,000		$38.25	500,000		$—

(1)	Pursuant to the Repurchase Agreement, publicly announced, whereby the Company entered into an agreement with Solera Partners, L.P. and SCI Partners, L.P. to repurchase shares of its common stock, concurrently with the closing of its secondary offering on March 18, 2013

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

The following graph compares our total common stock return with the total return for (i) the New York Stock Exchange Composite Index, or the NYSE Composite and (ii) the Russell 3000 Index, or the Russell 3000 for the period from March 28, 2012 (the date our common stock commenced trading on the NYSE) through March 31, 2013. Although our common stock was initially listed at $19.00 per share on the date our common stock was first listed on the NYSE, March 28, 2012, the $19.00 price is not reflected in the graph. Instead, the figures represented below assume an investment of $100 in our common stock at the closing price of $35.92 on March 28, 2012 and in the NYSE Composite and the Russell 3000 on March 28, 2012 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

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

We derived the consolidated statements of operations data for the fiscal years ended March 31, 2013, 2012 and 2011 and the consolidated balance sheets data as of March 31, 2013 and 2012 from our audited consolidated financial statements appearing elsewhere in this filing. The consolidated statements of operations data for the fiscal years ended March 31, 2010 and 2009 and the consolidated balance sheets data as of March 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements not included in this filing.

	Fiscal Year Ended March 31,
	2013	2012	2011	2010	2009
	(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Net sales	$169,977	$141,304	$117,616	$96,015	$93,643
Cost of sales	104,566	85,877	71,804	63,083	64,855

Gross profit	65,411	55,427	45,812	32,932	28,788
Operating expenses:
Selling, general and administrative expenses	45,461	36,195	30,674	25,323	25,693
Advisory agreement termination fee	—	1,300	—	—	—

Total operating expenses	45,461	37,495	30,674	25,323	25,693

Income from operations	19,950	17,932	15,138	7,609	3,095
Interest expense	(168)	(161)	(885)	(1,207)	(1,279)
Other income (expense), net	87	(1,594)	155	21	(289)

Income before provision for (benefit from) income taxes	19,869	16,177	14,408	6,423	1,527
Provision for (benefit from) income taxes	8,318	6,588	(5,747)	400	56

Income from continuing operations	11,551	9,589	20,155	6,023	1,471
Loss from discontinued operations(1)	—	—	—	—	(579)
Loss from sale of discontinued operations(1)	—	—	—	—	(1,865)

Net income (loss)	$11,551	$9,589	$20,155	$6,023	$(973)

Net income attributable to common stockholders from continuing operations(2)	$11,551	$290	$596	$177	$43
Net loss attributable to common stockholders from discontinued operations(2)	—	—	—	—	(72)

Net income (loss) attributable to common stockholders(2)	$11,551	$290	$596	$177	$(29)

Net income (loss) per share attributable to common stockholders —Basic
Continuing operations	$0.67	$0.62	$1.29	$0.38	$0.09
Discontinued operations	—	—	—	—	(0.16)

Total basic net income (loss) per share attributable to common stockholders	$0.67	$0.62	$1.29	$0.38	$(0.07)

	Fiscal Year Ended March 31,
	2013	2012	2011	2010	2009
	(in thousands, except share and per share amounts)
Net income (loss) per share attributable to common stockholders—Diluted
Continuing operations	$0.65	$0.26	$0.50	$0.20	$0.06
Discontinued operations	—	—	—	—	(0.16)

Total diluted net income (loss) per share attributable to common stockholders	$0.65	$0.26	$0.50	$0.20	$(0.10)

Weighted average shares of common stock outstanding used in computing net income (loss) per share attributable to common stockholders—Basic	17,129,334	469,089	461,884	461,248	461,154
Weighted average shares of common stock outstanding used in computing net income (loss) per share attributable to common stockholders—Diluted	17,707,839	1,111,088	1,201,125	899,539	766,290

Dividends per common share	$—	$0.86	$0.80	$0.22	$—

	Fiscal Year Ended March 31,
	2013	2012	2011	2010	2009
	(in thousands)
Other Financial Data:
EBITDA(3)	$21,102	$17,183	$15,787	$7,975	$728
Adjusted EBITDA(3)	25,765	21,315	16,560	9,277	4,407

	March 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$4,930	$562	$7,333	$8,550	$3,693
Working capital	31,925	16,427	13,035	16,538	13,195
Total assets	90,212	72,429	67,261	58,794	53,612
Total debt(4)	7,007	12,796	—	5,856	5,713
Convertible preferred stock warrant liability	—	2,157	—	—	—
Convertible preferred stock	—	81,373	81,373	81,373	81,373
Total stockholders’ equity (deficit)	65,929	(34,436)	(30,148)	(38,173)	(41,620)

(1)	In November 2008, we sold Fantastic, a manufacturer of instant soups and packaged meals, to an unrelated third party for $1.7 million, net of working capital adjustments. We considered Fantastic a business component, and thus, the results of operations of Fantastic are separately reported as discontinued operations in fiscal 2009. The loss on sale of Fantastic is reported as a loss on sale of discontinued operations in fiscal 2009.
(2)	Net income (loss) attributable to common stockholders for fiscal years prior to fiscal 2013 was allocated using the two-class method since our capital structure included common stock and convertible preferred stock with participating rights. Under the two-class method, we reduced income from continuing operations by (i) the dividends paid to convertible preferred stockholders and (ii) the rights of the convertible preferred stockholders in any undistributed earnings based on the relative percentage of weighted average shares of outstanding convertible preferred stock to the total number of weighted average shares of outstanding common and convertible preferred stock. Under the two-class method, during any period in which we had income from continuing operations, the income from continuing operations and the loss from discontinued operations were allocated between the common and preferred stockholders.

(3)	EBITDA and Adjusted EBITDA are not financial measures prepared in accordance with GAAP. As used herein, EBITDA represents net income (loss) plus interest expense, provision for (benefit from) income taxes and depreciation and amortization. As used herein, Adjusted EBITDA represents EBITDA plus impact on net sales, cost of sales and selling, general and administrative expenses due to product recall; secondary offering costs; stock-based compensation; loss from discontinued operations; loss from sale of discontinued operations; management fees; advisory agreement termination fee; and change in fair value of convertible preferred stock warrant liability.

We present EBITDA and Adjusted EBITDA because we believe each of these measures provides an additional metric to evaluate our operations and, when considered with both our GAAP results and the reconciliation to net income (loss) set forth below, provides a more complete understanding of our business than could be obtained absent this disclosure. We use EBITDA and Adjusted EBITDA, together with financial measures prepared in accordance with GAAP, such as sales and net income, to assess our historical and prospective operating performance, to provide meaningful comparisons of operating performance across periods, to enhance our understanding of our core operating performance and to compare our performance to that of our peers and competitors.

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

	Fiscal Year Ended March 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net income (loss)	$11,551	$9,589	$20,155	$6,023	$(973)
Interest expense	168	161	885	1,207	1,279
Provision for (benefit from) income taxes	8,318	6,588	(5,747)	400	56
Depreciation and amortization	1,065	845	494	345	366

EBITDA	21,102	17,183	15,787	7,975	728
Net sales impact related to product recall(a)	1,096	—	—	—	—
Cost of sales related to product recall(a)	1,080	—	—	—	—
Administrative costs related to product recall(a)	171	—	—	—	—
Secondary offering costs(b)	1,239	—	—	—	—
Stock-based compensation(c)	1,064	506	373	902	835
Loss from discontinued operations	—	—	—	—	579
Loss from sale of discontinued operations	—	—	—	—	1,865
Management fees(d)	—	600	400	400	400
Advisory agreement termination fee(d)	—	1,300	—	—	—
Change in fair value of convertible preferred stock warrant liability(e)	13	1,726	—	—	—

Adjusted EBITDA	$25,765	$21,315	$16,560	$9,277	$4,407

(a)	Represents impact on net sales, as adjusted for $0.4 million recovery from insurance as of May 31, 2013, cost of sales and selling, general and administrative expenses due to voluntary product recall announced in January 2013.
(b)	Represents secondary offerings costs for two rounds of secondary offerings closed on August 6, 2012 and March 18, 2013 in which certain stockholders including Solera sold shares of common stock. The Company did not receive any proceeds from these secondary offerings.
(c)	Represents non-cash, stock-based compensation expense.
(d)	Represents management fees and advisory agreement termination fee payable to Solera pursuant to an agreement. The agreement was terminated upon the consummation of our IPO in exchange for a payment of $1.3 million.
(e)	Represents non-cash charge due to the increase in fair value of a warrant to purchase 65,000 shares of our convertible preferred stock. See Note 9 to our consolidated financial statements included elsewhere in this Form 10-K.
(4)	Total debt includes the outstanding principal balance of our term loan, which was repaid in August 2010, and outstanding borrowings on our credit facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in “Risk Factors” and “Forward-Looking Statements.” The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-K, as well as the information presented under “Selected Financial Data.”

Overview

Annie’s, Inc. is a natural and organic food company with a widely recognized brand, offering consumers great-tasting products in large packaged foods categories. We sell premium products made from high-quality ingredients at affordable prices. We have the #1 natural and organic market position in four product lines: macaroni and cheese, snack crackers, fruit snacks and graham crackers.

Our loyal and growing consumer following has enabled us to migrate from our natural and organic roots to a brand sold across the mainstream grocery, mass merchandiser and natural retailer channels. We offer over 135 products and are present in over 26,500 retail locations in the United States and Canada.

Our net sales are derived primarily from the sale of meals, snacks, dressings, condiments and other products under the Annie’s Homegrown and Annie’s Naturals brand names. We have experienced strong growth, driven by our meals and snacks categories, resulting from our focus on supporting our best-selling items and the introduction of new products in these categories. We have reduced our offerings in our dressings and condiments lines and discontinued our cereal product line in the fourth quarter of fiscal 2012, as a result our net sales in that category have been flat in the most recent fiscal year.

Gross profit is net of cost of sales, which consists of the costs of ingredients in the manufacture of products, contract manufacturing fees, inventory write-off, packaging costs and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by contract manufacturing fees and packaging costs.

Our selling, general and administrative expenses consist primarily of marketing and advertising expenses, freight and warehousing, wages, related payroll and employee benefit expenses, stock-based compensation, commissions to outside sales representatives, legal and professional fees, travel expenses, other facility related costs, such as rent and depreciation, and consulting expenses. The primary components of our marketing and advertising expenses include trade advertising, samples, consumer events, sales data, consumer research and search engine and digital advertising.

Voluntary Product Recall

We first began shipping organic frozen pizza in January 2012 and made with organic frozen pizza first shipped during second quarter of fiscal 2013. In January 2013, we announced a voluntary product recall of our certified organic and made with organic pizza products. The voluntary product recall was a result of our contract manufacturer for pizza crusts identifying small metal fragments in the pizza dough during a manufacturing run and in some finished pizza crusts made on the same day. We immediately halted production and began investigating the issue. Soon thereafter, we determined that the small metal fragments originated at the third-party flour mill from where we source our pizza flour. We then initiated a recall of all lots of pizza product manufactured with this supplier’s flour from our first purchase from the supplier in May 2012.

Direct costs of the voluntary product recall include customer and consumer returns, costs associated with returned product, costs incurred by our contract manufacturers, incremental costs associated with short-term sourcing of replacement flour, destruction charges and inventory write-off, retailer margin and customer fees and incentives. We also incurred administrative costs such as legal expenses, accounting fees and public relations expenses.

As a result of the voluntary product recall, we recorded charges that negatively impacted our net sales and net income by $1.1 million and $1.4 million, respectively, for the fiscal year ended March 31, 2013, including the impact of $0.4 million recovered, as of May 31, 2013, from the insurance related to customer returns. The recorded charges are estimated and based on information available to us when we recorded the charges. We have recovered a portion of the recall-related costs from our product recall insurance and expect to recover additional amounts from our insurance or the third-party flour mill. Recoveries are recorded to offset the charges once recovery is probable. We expect the effects of the voluntary product recall to continue to be reflected in our financial statements over the next few quarters.

During the fourth quarter of fiscal 2013, we restarted the production of our certified organic and made with organic pizza products using flour from an alternative supplier with which we have a long-standing relationship and began shipping replacement product into distributors and retailers in February 2013 in order to replenish retail shelves and inventories. As of April 2013, we have regained a significant portion of our pre-recall distribution but have not fully returned to our pre-recall distribution level.

Business Segments

We have determined that we operate as one segment: the marketing and distribution of natural and organic food products. Our chief executive officer is considered to be our chief operating decision maker. He reviews our operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Trends and Other Factors Affecting Our Business

Net Sales

The following trends in our business have driven top-line growth over the past three years:

•	our increased penetration of the mainstream grocery and mass merchandiser channels;

•	our improved placement in the mainstream grocery channel;

•	our continued innovation, including adding new flavors and sizes to existing lines and introducing new product lines; and

•	greater consumer demand for natural and organic food products and increasing awareness of the Annie’s brand and our offerings.

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

We offer a variety of sales and promotion incentives to our customers and to consumers, such as price discounts, consumer coupons, volume rebates, cooperative marketing programs, slotting fees and in-store displays. Our net sales are periodically influenced by the efficiency of trade promotions and the introduction and discontinuance of sales and promotion incentives. We anticipate that promotional activities will continue to impact our net sales and that changes in such activities will continue to impact period-over-period results.

Gross Profit

Over the past three years, despite increasing volatility in commodity prices, our gross margin has benefited each year from a combination of commodity management practices, productivity improvements, cost reductions in our supply chain and price increases.

We purchase finished products from our contract manufacturers. With an industry-wide commodity cost escalation starting in fiscal 2008, we became more directly involved in the sourcing of the ingredients for our products. This allowed us to consolidate ingredient sourcing across contract manufacturers in order to negotiate more favorable pricing on ingredients and, in some cases, to lock in ingredient pricing for typically six to twelve months through non-cancelable purchase commitments, directly or through contract manufacturers. We have increased the percentage of our cost of sales represented by these contracted ingredients from an estimated 5% in fiscal 2008 to approximately 31% in fiscal 2013. These efforts mitigated the impact of volatile and increasing commodity costs on our business. We plan to continue to expand our portfolio of contracted ingredients and negotiate pricing agreement for future purchases to allow us sufficient time to respond to changes in our ingredient costs over time.

Over the past three years, we have invested significant time and energy to improve gross margins and achieve permanent cost reductions and productivity improvements in our supply chain. These efficiency projects have focused on selecting more cost-effective contract manufacturers, negotiating lower tolling fees, consolidating in-bound freight, leveraging warehouse expense and reducing ingredient and packaging costs through increased volume buys, contract consolidation, direct purchasing and price negotiation. To further drive these initiatives, we plan to selectively invest capital for the purchase of equipment to be used by certain of our contract manufacturers to drive down costs, improve throughput and improve product quality. In fiscal 2013, we invested approximately $1.3 million in manufacturing equipment, which is located at the facilities of our contract manufacturers and remains our property.

Our gross margins have also benefited from the impact of price increases taken over the past three years. We typically effect new pricing to our customers annually or semi-annually. We consider many factors when evaluating pricing action, including cost of sales increases, competitive pricing strategy, elasticity and the price-value equation to our consumers. We have historically been able to execute price increases to cover higher ingredient costs. We believe this is due to our strong brand loyalty and our perceived value relative to competitive products.

Our new product introductions tend to have a lower margin than our established products due to the small initial production run sizes, and if our new product introductions accelerate or reflect a larger percentage of our net sales, this could negatively impact our gross margin.

Selling, General and Administrative Expenses

We have made significant investments in headcount and infrastructure over the past three years which have resulted in higher selling, general and administrative expenses. In addition, we have incurred higher general and administrative expenses related to operating as a public company. Selling, general and administrative expenses as a percentage of net sales have benefited slightly over the past three years from lower freight and warehousing costs and selling expenses. Marketing expenses have remained relatively flat as a percentage of net sales but are expected to increase in the future as we invest to support new product releases and drive greater brand awareness, attract new customers and increase household penetration.

To support our growth, we continue to increase headcount, particularly in the sales, marketing and innovation departments. This increased headcount will drive higher payroll and employee-related expenses as well as higher stock-based compensation expense. We also continue to invest in product development to support innovation and fuel sales growth and in information technology to increase productivity. We expect our selling, general and administrative expenses to continue to increase in absolute dollars as we incur increased costs related to the growth of our business and our operation as a public company. We expect selling, general and administrative expenses as a percentage of net sales to decrease slightly over time as sales increase and we lap investments made to support our growth.

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

Results of Operations

The following table sets forth items included in our consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

	Fiscal Year ended March 31,			% of Net Sales
	2013	2012	2011	2013	2012	2011
	(in thousands, except for percentages)
Net sales	$169,977	$141,304	$117,616	100.0%	100.0%	100.0%
Cost of sales	104,566	85,877	71,804	61.5%	60.8%	61.0%

Gross profit	65,411	55,427	45,812	38.5%	39.2%	39.0%
Operating expenses:
Selling, general and administrative expenses	45,461	36,195	30,674	26.7%	25.6%	26.1%
Advisory agreement termination fee	—	1,300	—	—	0.9%	—

Total operating expenses	45,461	37,495	30,674	26.7%	26.5%	26.1%

Income from operations	19,950	17,932	15,138	11.7%	12.7%	12.9%
Interest expense	(168)	(161)	(885)	(0.1)%	(0.1)%	(0.8)%
Other income (expense), net	87	(1,594)	155	0.1%	(1.1)%	0.1%

Income before provision for (benefit from) income taxes	19,869	16,177	14,408	11.7%	11.4%	12.3%
Provision for (benefit from) income taxes	8,318	6,588	(5,747)	4.9%	4.7%	(4.9)%

Net income	$11,551	$9,589	$20,155	6.8%	6.8%	17.1%

The following table sets forth net sales by product category in dollars and as a percentage of net sales:

	Fiscal Year ended March 31,			% of Net Sales
	2013	2012	2011	2013	2012	2011
	(in thousands, except for percentages)
Product Categories:
Meals	$79,270	$60,624	$49,168	47%	43%	42%
Snacks	66,844	56,789	44,687	39%	40%	38%
Dressings, condiments and other	23,863	23,891	23,761	14%	17%	20%

Total	$169,977	$141,304	$117,616	100%	100%	100%

Our discussion of our results of operations in this Annual Report on Form 10-K includes certain adjusted net sales, gross profit and gross margin figures that exclude the impact of our voluntary product recall of pizza products announced in January 2013. These figures are non-GAAP financial measures. We calculate these non-GAAP figures by eliminating the impact of our voluntary product recall, which we do not consider indicative of our ongoing operations. We believe these non-GAAP figures provide additional information to facilitate the comparison of our past and present financial results and better visibility into our normal operating results by isolating the effects of the voluntary product recall. These non-GAAP financial measures should not be considered in isolation or as alternatives to GAAP financial measures and investors should not rely on any single financial measure to evaluate our business.

Fiscal Year Ended March 31, 2013 Compared to Fiscal Year Ended March 31, 2012

Net Sales

	Fiscal Year Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except for percentages)
Meals	$79,270	$60,624	$18,646	30.8%
Snacks	66,844	56,789	10,055	17.7%
Dressings, condiments and other	23,863	23,891	(28)	(0.1)%

Net sales	$169,977	$141,304	$28,673	20.3%

Net sales increased $28.7 million, or 20.3%, to $170.0 million in fiscal 2013 compared to $141.3 million in fiscal 2012. Net sales for fiscal 2013 included a $1.1 million reduction, net of recovery from insurance of $0.4 million, as of May 31, 2013, due to voluntary recall of our certified organic and made with organic pizza products. The net sales increase was primarily driven by volume with approximately 300 basis points of growth driven by higher average selling prices. Distribution gains and our mainline placement initiative contributed to the volume increase, primarily impacting mainstream grocery and mass merchandiser channels.

The increase in net sales reflects an $18.6 million and a $10.1 million increase in net sales of meals and snacks, respectively. The increase in meals was predominantly driven by strong growth in natural macaroni and cheese products. The increase in snacks was primarily due to growth in our fruit snacks, mixed snacks, grahams, crackers and snack mix product lines. The dressings, condiments and other category remained flat in fiscal 2013, reflecting high single digit growth in dressings offset by the discontinuance of our cereal line in fiscal 2012.

Excluding the impact of our voluntary product recall, our net sales would have increased $29.8 million, or 21.1%, to $171.1 million during fiscal 2013 compared to $141.3 million during fiscal 2012.

Gross Profit

	Fiscal Year Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except for percentages)
Cost of sales	$104,566	$85,877	$18,689	21.8%

Gross profit	$65,411	$55,427	$9,984	18.0%

Gross margin %	38.5%	39.2%

Gross profit increased $10.0 million, or 18.0%, to $65.4 million in fiscal 2013 from $55.4 million in fiscal 2012. The increase in gross profit was primarily driven by increase in net sales, partially offset by the negative impact of the product recall.

Gross margin decreased 0.7 percentage points to 38.5% in fiscal 2013 from 39.2% in fiscal 2012. The decrease in gross margin is primarily attributable to a $1.1 million reduction in net sales and a $1.1 million increase in cost of sales associated with our January 2013 voluntary product recall. The estimated costs associated with the voluntary product recall included a finished goods inventory write-off of $0.5 million, and raw material and work-in-process charges and associated production costs incurred by our contract manufacturers of $0.6 million.

Excluding the impact of the voluntary product recall, our gross profit would have increased $12.2 million, or 21.9%, to $67.6 million for fiscal 2013 from $55.4 million for fiscal 2012 and gross margin would have increased 0.3 percentage points to 39.5% from 39.2% during fiscal 2013 compared to fiscal 2012 due to higher average selling prices and the cumulative benefit of various cost reduction initiatives, which were partially offset by higher commodity costs.

Operating Expenses

	Fiscal Year Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except for percentages)
Operating expenses:
Selling, general and administrative expenses	$45,461	$36,195	$9,266	25.6%
Advisory agreement termination fee	—	1,300	(1,300)	nm

Total operating expenses	$45,461	$37,495	$7,966	21.2%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $9.3 million, or 25.6%, to $45.5 million in fiscal 2013, from $36.2 million in fiscal 2012. This increase was due primarily to an increase in payroll expense resulting from increased headcount to support our growth and operations as a public company. Additionally, public company-related expenses impacted selling, general and administrative expenses during fiscal 2013 compared with fiscal 2012. Further, during fiscal 2013, we incurred $1.2 million for legal, accounting and printing costs and various other fees associated with the registration and sale of common stock sold by certain stockholders, including Solera, in connection with two secondary public offerings. We did not receive any proceeds from the sale of shares by the selling stockholders in these secondary public offerings. Selling, general and administrative expenses during fiscal 2013 also included $0.2 million administrative costs associated with the voluntary product recall. As a percentage of net sales, selling, general and administrative expenses increased 1.1 percentage points to 26.7% in fiscal 2013 from 25.6% in fiscal 2012.

Advisory Agreement Termination Fee

In fiscal 2012, we incurred a one-time fee of $1.3 million to Solera in connection with the termination of its advisory services agreement with us.

Income from Operations

	Fiscal Year Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except for percentages)
Income from operations	$19,950	$17,932	$2,018	11.3%

Income from operations as a percentage of net sales	11.7%	12.7%

As a result of the factors above, income from operations increased $2.0 million, or 11.3%, to $20.0 million in fiscal 2013 from $18.0 million in fiscal 2012. Income from operations as a percentage of net sales decreased 1.0 percentage points to 11.7% in fiscal 2013, from 12.7% in fiscal 2012.

Interest Expense

	Fiscal Year Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except for percentages)
Interest expense	$(168)	$(161)	$(7)	4.3%

Interest expense during fiscal 2013 primarily related to non-cash imputed interest expense related to the financing of product formulas acquired in fiscal 2012. Interest expense during fiscal 2012 consisted of expense related to borrowings under our revolving line of credit.

Other Income (Expense), Net

	Fiscal Year Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except for percentages)
Other income (expense), net	$87	$(1,594)	$1,681	nm

Other income (expense), net during fiscal 2013 primarily reflects royalty income. Other income (expense), net during fiscal 2012 primarily reflects a non-recurring, non-cash charge of $1.7 million related to the increase in the fair value of our convertible preferred stock warrant liability partially offset by royalty income.

Provision for Income Taxes

	Fiscal Year Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except for percentages)
Provision for income taxes	$8,318	$6,588	$1,730	26.3%

Effective tax rate	41.9%	40.7%

Our provision for income taxes was $8.3 million in fiscal 2013 compared to $6.6 million in fiscal 2012. Our effective tax rate for fiscal 2013 was 41.9% compared to 40.7% for fiscal 2012. The higher tax rate in fiscal 2013 reflects a permanent tax difference resulting from $1.2 million in secondary offerings costs incurred in fiscal 2013.

Net Income

	Fiscal Year Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except for percentages)
Net income	$11,551	$9,589	$1,962	20.5%

As a result of the factors above, net income increased $2.0 million, or 20.5%, to $11.6 million in fiscal 2013 from $9.6 million in fiscal 2012.

Fiscal Year Ended March 31, 2012 Compared to Fiscal Year Ended March 31, 2011

Net Sales

	Fiscal Year Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except for percentages)
Meals	$60,624	$49,168	$11,456	23.3%
Snacks	56,789	44,687	12,102	27.1%
Dressings, condiments and other	23,891	23,761	130	0.5%

Net sales	$141,304	$117,616	$23,688	20.1%

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.5 million, or 18.0%, to $36.2 million in fiscal 2012, from $30.7 million in fiscal 2011. This increase was due primarily to a $1.6 million increase in wages and salary expense, due to increasing headcount to support our growth, and a $1.1 million increase in professional services due to increased spending on legal, accounting and auditing services in connection with our preparation to become a public company. As a percentage of net sales, selling, general and administrative expenses decreased 0.5 percentage points to 25.6% in fiscal 2012, from 26.1% in fiscal 2011.

Advisory Agreement Termination Fee

We paid a one-time fee of $1.3 million to Solera upon consummation of our IPO in connection with the termination of its advisory services agreement with us.

Income from Operations

	Fiscal Year Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except for percentages)
Income from operations	$17,932	$15,138	$2,794	18.5%

Income from operations as a percentage of net sales	12.7%	12.9%

As a result of the factors above, income from operations increased $2.8 million, or 18.5%, to $17.9 million in fiscal 2012, from $15.1 million in fiscal 2011. Income from operations as a percentage of net sales decreased 0.2 percentage points to 12.7% in fiscal 2012, from 12.9% in fiscal 2011.

Interest Expense

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

Other Income (Expense), Net

	Fiscal Year Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except for percentages)
Other income (expense), net	$(1,594)	$155	$(1,749)	nm

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

Seasonality

Historically, we have experienced greater net sales in the second and fourth fiscal quarters than in the first and third fiscal quarters due to our customers’ merchandising and promotional activities around the back-to-school and spring seasons. Concurrently, inventory levels and working capital requirements increase during the first and third fiscal quarters of each fiscal year to support higher levels of net sales in the subsequent quarters. We anticipate that this seasonal impact on our net sales and working capital is likely to continue. In fiscal 2013, 27.5% and 31.0% of our net sales, 27.4% and 31.6% of our gross profit and 31.9% and 38.4% of our operating income were generated in the second and fourth fiscal quarters, respectively. Accordingly, our results of operations for any particular quarter are not indicative of the results we expect for the full year.

Selected Quarterly Financial Data

The following quarterly consolidated statement of operations data for the eight fiscal quarters ended March 31, 2013 has been prepared on a basis consistent with our audited annual consolidated financial statements and includes, in the opinion of management, all normal recurring adjustments necessary for a fair statement of the financial information contained herein. The following quarterly data should be read together with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year 2013				Fiscal Year 2012
	Mar. 31, 2013	Dec. 31, 2012	Sept. 30 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30 2011	June 30, 2011
	(in thousands, except for share and per share amounts)
Net Sales	$52,715	$36,283	$46,686	$34,293	$42,984	$30,838	$38,872	$28,610
Cost of sales	32,027	23,267	28,786	20,486	25,843	18,275	24,737	17,022

Gross profit	20,688	13,016	17,900	13,807	17,141	12,563	14,135	11,588

Income before provision for (benefit from) income taxes	7,587	2,320	6,357	3,605	3,591	3,734	6,069	2,783

Net income	$4,234	$1,401	$3,785	$2,131	$1,929	$2,232	$3,616	$1,812

Net Income per share attributable to common stockholders	$4,234	$1,401	$3,785	$2,131	$58	$69	$107	$54

Net Income per share attributable to common stockholders—Basic	$0.25	$0.08	$0.22	$0.13	$0.12	$0.15	$0.23	$0.12

Net Income per share attributable to common stockholders—Diluted	$0.24	$0.08	$0.21	$0.12	$0.05	$0.07	$0.11	$0.04

Weighted average shares of common stock outstanding used in computing net income per share attributable to common stockholders—Basic	17,262,253	17,249,536	17,070,327	16,936,007	474,781	471,554	465,045	464,994

Weighted average shares of common stock outstanding used in computing net income per share attributable to common stockholders—Diluted	17,724,131	17,781,720	17,702,516	17,600,908	1,160,185	1,037,657	1,018,359	1,236,410

In the fourth quarter of fiscal 2013, we recorded a $124,000 for reversal of excess net sales reserved, a $350,000 for recovery from insurance, a $390,000 for incremental cost of sales and $171,000 for administrative costs associated with the January 2013 voluntary product recall. Additionally, in the third quarter of fiscal 2013, we recorded $1,570,000 for reduction in net sales and $690,000 for incremental costs of sales associated with the January 2013 voluntary product recall.

In the fourth and second quarters of fiscal 2013, we recorded $535,000 and $704,000 for secondary offering costs, respectively.

In the first quarter of fiscal 2013, and the fourth, second and first quarters of fiscal 2012, we recorded non-cash charges of $13,000, $1,188,000, $20,000, and $518,000, respectively, due to the increase in fair value of the convertible preferred stock warrant.

In the fourth quarter of fiscal 2012, we recorded a one-time fee of $1,300,000 to Solera in connection with the termination of its advisory services agreement with us.

Liquidity and Capital Resources

	March 31,
	2013	2012
	(in thousands)
Cash	$4,930	$562
Accounts receivable, net	20,015	11,870
Accounts payable	4,342	861
Related-party payable	—	1,305
Accrued liabilities	12,021	7,452
Working capital(1)	31,925	16,427

(1)	Working capital consists of total current assets less total current liabilities

Our primary cash needs are working capital and capital expenditures. Historically, we have generally financed these needs with cash from operations and borrowings under our credit facility. We typically take advantage of accelerated payment discounts offered to us by our vendors, usually 1% for net-10 payment.

Our principal sources of liquidity are our cash and accounts receivable. Our cash balance increased by $4.4 million during fiscal 2013. In fiscal 2013, we generated $8.7 million cash from operations. Our working capital was $31.9 million at March 31, 2013, an increase of $15.5 million from $16.4 million at the end of fiscal 2012. The increase was due primarily to an increase in accounts receivable of $8.1 million, an increase in inventory of $4.9 million, a decrease in related-party payable of $1.3 million, offset by an increase in accrued liabilities of $4.6 million and an increase in accounts payable of $3.5 million.

We have a credit facility with Bank of America, N.A., which provides for revolving loans and letters of credit up to $40.0 million and is available to us through August 2016. We have historically generated cash from our operations, however, there can be no assurance that our operations will continue to generate cash flows in the future. We use cash generated from our operations to fund our ongoing operations including business expansion and growth. We believe that our cash, cash flow from operating activities and available borrowings under our credit facility will be sufficient to meet our capital requirements for at least the next twelve months.

In fiscal 2013, we invested approximately $2.8 million in property and equipment and in fiscal 2014 we expect our capital expenditures to be approximately $2.5 million to $3.0 million.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash:

	Fiscal Year Ended March 31,
	2013	2012	2011
	(in thousands)
Cash at beginning of period	$562	$7,333	$8,550
Net cash provided by operating activities	8,723	1,291	18,238
Net cash used in investing activities	(2,766)	(3,538)	(886)
Net cash used in financing activities	(1,589)	(4,524)	(18,569)

Cash at end of period	$4,930	$562	$7,333

Cash Flows from Operating Activities.

Our operating activities in fiscal 2013 provided $8.7 million of cash primarily due to our net income of $11.6 million, which included non-cash charges totaling $2.8 million, comprised primarily of a $1.1 million for depreciation and amortization, a $1.1 million for stock-based compensation, a $0.5 million increase in inventory reserves due to inventory write-off associated with the product recall and a $0.1 million in accretion of imputed interest on purchase of product formulas. Changes in operating assets and liabilities provided an additional $2.2 million of net cash, which primarily comprised of a $8.3 million increase in accrued expenses, a $3.9 million increase in income tax receivable, a $3.4 million increase in accounts payable and a $1.5 million increase in prepaid expenses, other current and non-current assets offset by a $8.1 million increase in accounts receivable, a $5.4 million increase in inventory and a $1.3 million decrease in related-party payable, resulting from the termination of our advisory services agreement with Solera upon consummation of our IPO. These increases in cash were offset by the excess tax benefit from stock-based compensation of $8.1 million. The increase in accrued expenses was driven by the purchases of inventory, which had been received as of March 31, 2013 but not yet invoiced. The increase in income tax receivable was attributable to “excess” tax benefit from stock option exercises, which resulted in minimal cash payments of only $0.2 million for income taxes during fiscal 2013. The increase in accounts payable was related to the timing of invoices received and increased inventory levels in fiscal 2013 driven by volume. The increase in accounts receivable was related to larger volume of net sales towards the year end.

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

Cash Flows from Investing Activities.

In fiscal 2013, 2012 and 2011, cash used in investing activities was $2.8 million, $3.5 million and $0.9 million, respectively, related to purchases of property and equipment. In fiscal 2013, our $2.8 million investment in property and equipment included $1.3 million in manufacturing equipment, which is located at the facilities of our contract manufacturers and remains our property, and $1.0 million in construction projects at our headquarters to create additional office space.

Cash Flows from Financing Activities.

In fiscal 2013, cash used by financing activities totaled $1.6 million, which comprised of:

•	$19.1 million paid to Solera for repurchase of common stock;

•	net pay down of $5.8 million of our credit facility;

•	net proceeds of $11.1 million received from common shares issued in the IPO, net of issuance costs;

•	excess tax benefit from stock-based compensation of $8.1 million; and

•	proceeds of $4.1 million received from exercises of stock options.

In fiscal 2012, our financing activities used cash of $4.5 million, which primarily consisted of $13.6 million in dividend payments and $3.4 million in payments of initial public offering costs partially offset by proceeds of $12.8 million from borrowings under our credit facility.

In fiscal 2011, our financing activities used cash of $18.6 million and consisted primarily of $12.5 million in dividend payments and $6.0 million term loan repayment.

Indebtedness

On August 25, 2010, we entered into an amended and restated bank line of credit agreement with Bank of America, N.A., as lender. In December 2011, we entered into a second amended and restated credit facility with Bank of America that provided total borrowing availability of $20.0 million and a term through August 2014. On March 7, 2013, we entered into an amendment to the second amended and restated credit facility that provided for, among other things, an increase in our line of credit to $40.0 million and extension of the term through August 2016. Our amended second amended and restated credit facility is referred to herein as the credit facility. The credit facility is collateralized by substantially all of our assets.

We may select from three interest rate options for borrowings under the credit facility: (i) LIBOR (as defined in the credit facility) plus 1.25%, (ii) IBOR (as defined in the credit facility) plus 1.25% or (iii) Prime Rate (as defined in the credit facility). We are required to pay a commitment fee on the unused credit facility commitments, if the outstanding balance is less than half the commitment at an annual rate of between 0.25% to 0.40%, tiered depending on our utilization rate. The credit facility contains restrictions on, among other things, our ability to incur additional indebtedness, pay dividends or make other distributions and make investments and loans. The credit facility also limits our ability to make capital expenditures in excess of $15.0 million. The credit facility requires that we maintain a Funded Debt (as defined in the credit facility) to Adjusted EBITDA (as defined in the credit facility) ratio of not more than 2.75 to 1.0 and a minimum Net Worth (as defined in the credit facility) equal to at least $50.0 million, plus 30% of earnings after taxes earned each quarter (if positive), beginning with earnings from the first quarter of fiscal 2014. As of March 31, 2013, we had approximately $7.0 million outstanding under our credit facility with additional borrowing availability of $33.0 million and were in compliance with all covenants under the credit facility.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2013:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More than Five Years
	(in thousands)
Rent obligations(1)	$3,727	$601	$1,261	$1,279	$586
Equipment lease obligations(2)	144	32	60	52	—

Total operating lease obligations	3,871	633	1,321	1,331	586
Purchase commitments(3)	10,396	10,254	142	—	—
Product formula obligations(4)	1,850	150	300	1,400	—
Warehousing overheads obligations(5)	450	200	250	—	—

Total	$16,567	$11,237	$2,013	$2,731	$586

(1)	We lease approximately 33,500 square feet of space that houses our corporate headquarters and a storage area at 1610 Fifth Street, Berkeley, California pursuant to a lease agreement or Lease that was originally scheduled to expire in February 2016. In September 2012, we entered into an amendment to the Lease and extended the initial term of the lease for three additional years to February 2019. The rent for the additional three years will be equal to 95% of the then fair market rental rate for the property however, the monthly rent payable will not be less than the monthly rent payable during the immediately preceding month of the initial term. The landlord is required to deliver to us a notice of the fair market rental rate for the property no later than August 1, 2015. The table above assumes rent for the additional three years at the monthly rental rate applicable to last month’s rate of the original Lease.
(2)	We lease equipment under non-cancelable operating leases. These leases expire at various dates through 2019, excluding extensions at our option, and contain provisions for rental adjustments.
(3)	We have non-cancelable purchase commitments, directly or through contract manufacturers, to purchase ingredients to be used in the future to manufacture products.
(4)	This represents our obligation, to one of our contract manufacturers, for the purchase of product formulas. Of these amounts, $1.1 million is included in total liabilities in our consolidated balance sheet as of March 31, 2013.
(5)	We have an agreement with our contract warehousing company to pay minimum overhead fees through June 2015.

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

Sales and Promotion Incentives

We offer a variety of sales and promotion incentives to our customers and to consumers, such as price discounts, consumer coupons, volume rebates, cooperative marketing programs, slotting fees and in-store displays. The costs of these activities are recognized at the time the related sales are recorded and are classified as a reduction of sales. The recognition of the costs of these programs involves judgments related to performance and redemption rates, which are made based on historical experience. Actual expenses may differ if redemption rates and performance vary from our estimates. Differences between estimated sales and promotion incentive costs and actual costs are recognized as a change in sales and promotion incentive accrual in a subsequent period.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management must exercise judgment in assessing whether or not circumstances require a formal evaluation of the recoverability of our long-lived assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. These estimates involve inherent uncertainties, and the measurement of the recoverability of the cost of a potentially impaired asset is dependent on the accuracy of the assumptions used in making the estimates and how these estimates compare to our future operating performance. There have been no impairments of long-lived assets in fiscal 2013, 2012 or 2011.

Goodwill

For accounting purposes, we have one reporting unit, which is the whole company. Goodwill is tested for impairment annually in the fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, significant adverse change in customer demand or business climate that could affect the value of an asset or significant decrease in expected cash flows at the reporting unit. In our annual impairment evaluation, we first assess qualitative factors to determine whether it is more likely than not that the fair value of our sole reporting unit is less than its carrying amount as a basis to determine whether it is necessary to perform the two-step goodwill impairment test. The qualitative factors assessed by us included our assessment of any adverse changes in legal factors or business climate, unanticipated competition, a loss of key personnel and/or an adverse action or assessment by a regulator. Additionally, we considered macroeconomic conditions including general deterioration in general economic conditions, limitations on accessing capital, industry and market conditions, cost factors, our overall financial performance and share price of our common stock. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The goodwill impairment test involves a two-step process and is tested at our sole reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. We estimate the fair value of our reporting unit using a discounted cash flow approach. This evaluation requires use of internal business plans that are based on our judgments and estimates regarding future economic conditions, product demand and pricing, costs, inflation rates and discount rates, among other factors. These judgments and estimates involve inherent uncertainties, and the measurement of the fair value is dependent on the accuracy of the assumptions used in making the estimates and how those estimates compare to our future operating performance.

Stock-Based Compensation

We record stock-based compensation expense for equity-based awards over the required service period by the recipient based on the grant date fair value of the award. The fair value of restricted stock units and performance share units is determined based on the number of units granted and the closing price of the Company’s common stock as of the grant date. Additionally, stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period. The fair value of options is determined as of the grant date using the Black-Scholes option pricing model. We recognize the fair value of each award as an expense on a straight-line basis over the requisite service period, generally the vesting period of the equity grant. The benefits of tax deductions in excess of recognized compensation costs are reported as a credit to additional paid-in capital, but only when such excess tax benefits are realized by a reduction to current taxes payable.

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

	Fiscal Year Ended March 31,
	2013	2012	2011
Expected term (in years)	5.2	5.2—6.9	N/A
Expected volatility	39.8%—40.8%	41%—42%	N/A
Risk-free interest rate	0.8%—1.1%	1.1%—3.1%	N/A
Dividend yield	0%	0%	N/A

Fair Value of Common Stock

Under our Omnibus Incentive Plan, the fair value of the shares of common stock underlying the stock options is defined as the closing price of our common stock on the date of the grant.

Prior to our IPO, the fair value of the shares of common stock underlying the stock options had historically been determined by our board of directors. Because there had been no public market for our common stock prior to our listing on the NYSE, our board of directors determined the fair value of our common stock at the time of grant of the option by considering a number of objective and subjective factors, including valuations of comparable companies, sales of our convertible preferred stock to unrelated third parties, our operating and financial performance and general and industry specific economic outlook.

Weighted-average Expected Term

We derive the expected term using several factors including the ratio of market value to the strike price, volatility, proximity to recent vesting and the remaining option term. In addition, we consider behavioral factors including portfolio diversification, liquidity considerations, risk aversion and tax planning in our model to determine the expected term. Additionally, we consider historical experience in determining the expected term.

Volatility

Since there had been no public market for our common stock prior to our IPO and we have limited company-specific historical volatility, we determine the share price volatility for options granted based on an analysis of the volatility of a group of similar entities, referred to as peer companies. In evaluating similarity, we consider factors such as industry, stage of life cycle and size.

Risk-free Interest Rate

The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.

Dividend Yield

Although we have paid dividends in the past while we were a privately held company, future dividends are not expected to be available to benefit option holders. Accordingly, we currently use an expected dividend yield of zero in the valuation model.

We are required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ or are expected to differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock based compensation expense only for those awards that are expected to vest. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period that the estimates are revised.

The total intrinsic value of options exercised during fiscal 2013, 2012 and 2011 was $21.4 million, $635,000 and $37,000, respectively. The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the exercise date.

As of March 31, 2013, there was approximately $3.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 3.4 years.

The following table summarizes the amount of stock-based compensation expense recognized in selling, general and administrative expenses in our statements of operations for the periods indicated:

	Fiscal Year Ended March 31,
	2013	2012	2011
	(in thousands)
Total stock-based compensation	$1,064	$506	$373

If factors change or we employ different assumptions, stock-based compensation expense in future periods may differ significantly from what we have recorded in the past. If there is a difference between the assumptions used in determining stock-based compensation expense and the actual factors that become known over time, we may change the input factors used in determining stock-based compensation expense for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made. We expect to continue to grant stock based awards in the future, and we expect stock-based compensation expense recognized in future periods to increase. We expect stock-based compensation of approximately $1.6 million in fiscal 2014.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized when, based upon available evidence, realization of the assets is more likely than not. Reserves for tax-related uncertainties are established based on estimates when we believe that it is more likely than not that those positions may not be fully sustained upon review by tax authorities. The reserves are adjusted in light of changing facts and circumstances, such as the outcome of an income tax audit.

Warrant

We accounted for the outstanding warrant to purchase shares of our convertible preferred stock as a liability at fair value, because this warrant could be redeemed under certain circumstances, such as a change of control. The warrant was subjected to remeasurement to fair value at each balance sheet date, and any change in fair value was recognized in other income (expense), net, in the consolidated statements of operations. See “Out-of-period Adjustment” below. The liability was adjusted for changes in fair value until the earliest of the exercise, expiration of the convertible preferred stock warrant or conversion to a warrant to purchase common stock. Upon the consummation of the IPO, the warrant became exercisable into shares of our common stock and as such, the related convertible preferred stock liability of $2.2 million as of April 2, 2012, was reclassified to additional-paid in capital. The warrant was exercised on April 12, 2012.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ingredient Risk

We enter into pricing agreements with our suppliers for key ingredients including wheat and flour, dairy products, sugar, canola and sunflower oil, extra-virgin olive oil, natural flavors and colors, spices and packaging materials used in the contract manufacturing of our products. These ingredients are purchased through our contract manufacturers, who typically pass through actual costs to us at the time we purchase finished products. These ingredients are subject to price fluctuations that may create price risk. A hypothetical 10% increase or decrease in the weighted-average cost of our primary ingredients contracted directly or through contract manufacturers in fiscal 2013 would have resulted in an increase or decrease to cost of sales of approximately $3.3 million. We seek to mitigate the impact of ingredient cost increases by negotiating purchase agreements or taking physical delivery of future ingredient needs. We strive to offset the impact of ingredient cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

Interest Rate Risk

We maintain a credit facility that provides for revolving loans of up to $40.0 million. At March 31, 2013, we had $7.0 million of borrowings. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. Based on the average interest rate on the credit facility during fiscal 2013, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our results of operations or financial condition.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANNIE’S, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Annie’s, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of Annie’s, Inc. and its subsidiaries at March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

June 14, 2013

Annie’s, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$4,930	$562
Accounts receivable, net	20,015	11,870
Inventory	15,147	10,202
Deferred tax assets	2,558	1,995
Income tax receivable	588	164
Prepaid expenses and other current assets	5,050	1,252

Total current assets	48,288	26,045
Property and equipment, net	6,138	4,298
Goodwill	30,809	30,809
Intangible assets, net	1,116	1,176
Deferred tax assets, long-term	3,704	4,650
Deferred initial public offering costs	—	5,343
Other non-current assets	157	108

Total assets	$90,212	$72,429

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$4,342	$861
Related-party payable	—	1,305
Accrued liabilities	12,021	7,452

Total current liabilities	16,363	9,618
Credit facility	7,007	12,796
Convertible preferred stock warrant liability	—	2,157
Other non-current liabilities	913	921

Total liabilities	24,283	25,492

Commitments and contingencies (Note 7)
Convertible preferred stock, $0.001 par value—None authorized, issued and outstanding at March 31, 2013; 12,346,555 shares authorized, 12,281,553, shares issued and outstanding at March 31, 2012 (aggregate liquidation value $132,427 at March 31, 2012)	—	81,373
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value—5,000,000 shares authorized, none issued and outstanding at March 31, 2013; None authorized, issued and outstanding outstanding at March 31, 2012	—	—
Common stock, $0.001 par value—30,000,000 and 24,000,000 shares authorized at March 31, 2013 and 2012, respectively; 16,849,016 and 483,242 shares issued and outstanding at March 31, 2013 and 2012, respectively	17	1
Additional paid-in capital	93,190	4,392
Accumulated deficit	(27,278)	(38,829)

Total stockholders’ equity (deficit)	65,929	(34,436)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$90,212	$72,429

The accompanying notes are an integral part of these financial statements.

Annie’s, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Fiscal Year Ended March 31,
	2013	2012	2011
Net sales (net of product recall impact of $1,096 during fiscal 2013)	$169,977	$141,304	$117,616
Cost of sales (including costs associated with product recall of $1,080 during fiscal 2013)	104,566	85,877	71,804

Gross profit	65,411	55,427	45,812
Operating expenses:
Selling, general and administrative (including costs associated with product recall of $171 during fiscal 2013)	45,461	36,195	30,674
Advisory agreement termination fee	—	1,300	—

Total operating expenses	45,461	37,495	30,674

Income from operations	19,950	17,932	15,138
Interest expense	(168)	(161)	(885)
Other income (expense), net	87	(1,594)	155

Income before provision for (benefit from) income taxes	19,869	16,177	14,408
Provision for (benefit from) income taxes	8,318	6,588	(5,747)

Net income	$11,551	$9,589	$20,155

Net income attributable to common stockholders	$11,551	$290	$596

Net income per share attributable to common stockholders
—Basic	$0.67	$0.62	$1.29

—Diluted	$0.65	$0.26	$0.50

Weighted average shares of common stock outstanding used in computing net income per share attributable to common stockholders
—Basic	17,129,334	469,089	461,884

—Diluted	17,707,839	1,111,088	1,201,125

The accompanying notes are an integral part of these financial statements.

Annie’s, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preferred						Additional		Total
	Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at March 31, 2010	12,281,553	$81,373	—	$—	461,277	$1	$4,320	$(42,494)	$(38,173)
Issuance of common stock upon exercise of stock options	—	—	—	—	3,717	—	26	—	26
Stock-based compensation	—	—	—	—	—	—	373	—	373
Dividends paid	—	—	—	—	—	—	—	(12,529)	(12,529)
Net Income	—	—	—	—	—	—	—	20,155	20,155

Balance at March 31, 2011	12,281,553	81,373	—	—	464,994	1	4,719	(34,868)	(30,148)
Repurchase of stock options for cash	—	—	—	—	—	—	(602)	—	(602)
Reclassification of convertible preferred stock warrant liability (Note 2)	—	—	—	—	—	—	(431)	—	(431)
Issuance of common stock upon exercise of stock options	—	—	—	—	18,248	—	50	—	50
Stock-based compensation	—	—	—	—	—	—	506	—	506
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	150	—	150
Dividends paid	—	—	—	—	—	—	—	(13,550)	(13,550)
Net Income	—	—	—	—	—	—	—	9,589	9,589

Balance at March 31, 2012	12,281,553	81,373	—	—	483,242	1	4,392	(38,829)	(34,436)
Reclassification of convertible preferred stock warrant liability upon consummation of IPO	—	—	—	—	—	—	2,170	—	2,170
Conversion of convertible preferred stock into common stock upon consummation of IPO	(12,281,553)	(81,373)	—	—	15,221,571	15	81,358	—	81,373
Shares issued upon consummation of IPO	—	—	—	—	950,000	1	11,145	—	11,146
Shares repurchased and retired	—	—	—	—	(500,000)	—	(19,125)	—	(19,125)
Exercise of stock options	—	—	—	—	631,010	—	4,073	—	4,073
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	8,113	—	8,113
Net exercise of warrant to purchase shares of common stock	—	—	—	—	63,193	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,064	—	1,064
Net Income	—	—	—	—	—	—	—	11,551	11,551

Balance at March 31, 2013	—	$—	—	$—	16,849,016	$17	$93,190	$(27,278)	$65,929

The accompanying notes are an integral part of these financial statements.

Annie’s, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended March 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,551	$9,589	$20,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,065	845	494
Stock-based compensation	1,064	506	373
Allowances for trade discounts and other	(3)	200	2,500
Inventory reserves	454	55	—
Excess tax benefit from stock-based compensation	(8,113)	(150)	—
Accretion of imputed interest on purchase of intangible asset	143	—	—
Change in fair value of convertible preferred stock warrant liability	13	1,726	—
Amortization of debt discount	—	—	144
Amortization of deferred financing costs	(2)	10	366
Loss on disposal of property and equipment	46	—	—
Deferred taxes	383	489	(7,134)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,142)	(2,942)	(3,045)
Inventory	(5,399)	(604)	(1,561)
Income tax receivable	3,853	(164)
Prepaid expenses, other current and non-current assets	1,498	99	(352)
Accounts payable	3,356	(9,499)	3,735
Related-party payable	(1,305)	1,299	(97)
Accrued expenses and other non-current liabilities	8,261	(168)	2,660

Net cash provided by operating activities	8,723	1,291	18,238

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,766)	(3,538)	(886)

Net cash used in investing activities	(2,766)	(3,538)	(886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	23,737	72,389	7,344
Payments to credit facility	(29,526)	(59,593)	(7,344)
Proceeds from common shares issued in initial public offering, net of issuance costs	11,146	—	—
Payment for intangible asset acquired by financing transaction	(7)	—	—
Dividends paid	—	(13,550)	(12,529)
Payment of deferred financing costs	—	—	(66)
Payments of initial public offering costs	—	(3,368)	—
Repayment of notes payable	—	—	(6,000)
Repurchase of common stock	(19,125)	—	—
Net repurchase of stock options	—	(602)	—
Excess tax benefit from stock-based compensation	8,113	150	—
Proceeds from exercises of stock options	4,073	50	26

Net cash used in financing activities	(1,589)	(4,524)	(18,569)

NET INCREASE (DECREASE) IN CASH	4,368	(6,771)	(1,217)
CASH—Beginning of year	562	7,333	8,550

CASH—End of year	$4,930	$562	$7,333

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$17	$67	$609
Cash paid for income taxes	$247	$6,153	$1,491
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible preferred stock into common stock	$81,373	$—	$—
Purchase of property and equipment funded through accounts payable	$125	$23	$—
Deferred initial public offering costs funded through accounts payable and accrued expenses	$—	$1,975	$—
Intangible asset acquired by financing transaction	$—	$1,023	$—

The accompanying notes are an integral part of these financial statements.

Annie’s, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

Annie’s, Inc. (the “Company”), a Delaware corporation incorporated April 28, 2004, is a natural and organic food company. The Company offers over 135 products in the following three product categories: meals; snacks; and dressings, condiments and other. The Company’s products are sold throughout the U.S. and Canada via a multi-channel distribution network that serves the mainstream grocery, mass merchandiser and natural retailer channels. The Company’s headquarters are located in Berkeley, California.

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

Initial Public Offering (IPO)

On April 2, 2012, the Company closed its IPO, in which it sold 950,000 shares of common stock at an offering price of $19.00 per share and raised $11.1 million in net proceeds after deducting underwriting discounts and commissions of $1.3 million and other offering expenses of $5.6 million. In addition, certain of the Company’s stockholders, including funds affiliated with Solera Capital, LLC, sold 4.8 million shares at the $19.00 offering price in the IPO. The Company sometimes refers to Solera Capital, LLC and its affiliates as Solera in this Form 10-K.

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

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, or Charter, and its Amended and Restated Bylaws, which became effective upon consummation of the IPO, the Company has authorized 35,000,000 shares of capital stock, 30,000,000 shares, par value $0.001 per share, of which are common stock and 5,000,000 shares, par value $0.001 per share, of which are preferred stock. As of March 31, 2013, 16,849,016 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

Secondary Public Offerings

On August 6, 2012, the Company closed a secondary public offering, in which certain stockholders, including Solera, sold 3,649,976 shares of common stock at an offering price of $39.25 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The offering expenses incurred by the Company were $0.7 million, including legal, accounting and printing costs and various other fees associated with the registration and sale of common stock sold in the secondary public offering.

On March 18, 2013, the Company closed another secondary public offering in which Solera sold 3,500,000 shares of common stock at an offering price of $40.00 per share. The Company did not receive any proceeds from the sale of shares by Solera. The offering expenses incurred by the Company were $0.5 million, including legal, accounting and printing costs and various other fees associated with the registration and sale of common stock sold in the secondary public offering. The Company, concurrently with the closing of the secondary public offering, repurchased and retired 500,000 shares of its common stock from Solera in a private, non-underwritten transaction at a price of $38.25 per share. The price paid by the Company was equal to the price paid by the underwriters in the secondary public offering.

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

Concentration Risk

The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs periodic credit evaluations of its customers and records an allowance for uncollectible accounts receivable based on a specific identification methodology. In addition, management may record an additional allowance based on the Company’s experience with accounts receivable aging categories. Accounts receivable are recorded net of allowances for trade discounts and doubtful accounts. As of March 31, 2013 and 2012, the Company had $5.2 million and $5.2 million, respectively, for allowance for trade discounts. The Company had no allowance for doubtful accounts as of March 31, 2013 and 2012.

Customers with 10% or more of the Company’s net sales and accounts receivable consist of the following:

	Net Sales			Accounts
	Customer A	Customer B	Customer C	Receivable(1)
Fiscal Year Ended March 31,
2013	25%	17%	11%	72%
2012	25%	15%	11%	66%
2011	28%	12%	12%	—

—	Not presented
(1)	In fiscal 2013, two customers represented 36% and 26%, respectively, of accounts receivable. The same two customers represented 45% and 21%, respectively, of accounts receivable in fiscal 2012. In fiscal 2013, one additional customer represented 10% of accounts receivable.

The Company relies on a limited number of suppliers for the ingredients used in manufacturing its products. In order to mitigate any adverse impact from a disruption of supply, the Company attempts to maintain an adequate supply of ingredients and believes that other vendors would be able to provide similar ingredients if supplies were disrupted. The Company outsources the manufacturing of its products to contract manufacturers in the U.S. As of March 31, 2013 and 2012, four and two vendors accounted for 75% and 26% of accounts payable, respectively.

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

The carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable, accrued liabilities and credit facility, approximate fair value due to their relatively short maturities. The carrying amount of the convertible preferred stock warrant liability at March 31, 2012 represents its estimated fair value (Note 9). Upon consummation of the IPO on April 2, 2012, prior to the automatic conversion of the convertible preferred stock warrant into a common stock warrant, the estimated fair value was remeasured and the change in fair value was recorded as a non-cash charge in other income (expense), net and the related liability was reclassified to additional paid-in capital.

Cash

The Company’s cash primarily consists of funds held in general checking accounts.

Inventories

Inventories are recorded at the lower of cost (determined under the first-in-first-out method) or market. Write downs are provided for finished goods expected to become nonsaleable due to age and provisions are specifically made for slow moving or obsolete raw ingredients and packaging material. The Company also adjusts the carrying value of its inventories when it believes that the net realizable value is less than the carrying value. These write-downs are measured as the difference between the cost of the inventory, including estimated costs to complete, and estimated selling prices including cost of selling. These charges are recorded as a component of cost of sales. Once inventory is written down, a new, lower-cost basis for that inventory is established.

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

The Company capitalizes certain internal and external costs related to the development and enhancement of the Company’s internal-use software. Capitalized internal-use software development costs are included in property and equipment on the accompanying consolidated balance sheets. As of March 31, 2013, the Company had $2.1 million capitalized software development costs, net of accumulated amortization including $0.4 million in construction in progress. As of March 31, 2012, the Company had $2.0 million capitalized software development costs, net of accumulated amortization including $1.6 million in construction in progress.

Goodwill

In connection with prior acquisitions, the Company recorded $30.8 million of goodwill resulting from the excess of the purchase price over the fair value of the assets acquired and the liabilities assumed.

Goodwill is tested for impairment annually in the fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, significant adverse change in customer demand or business climate that could affect the value of an asset or significant decrease in expected cash flows at the reporting unit. In its annual impairment evaluation, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its sole reporting unit is less than its carrying amount as a basis to determine whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The goodwill impairment test involves a two-step process and is tested at the Company’s sole reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the sole reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. When impaired, the carrying value of goodwill is written down to fair value. There was no impairment of goodwill identified during the years ended March 31, 2013, 2012 and 2011.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long-lived assets during the years ended March 31, 2013, 2012 and 2011.

Convertible Preferred Stock Warrant Liability

The Company accounted for its convertible preferred stock warrant to purchase shares of Company’s convertible preferred stock as a liability at fair value upon issuance, because the warrant could obligate the Company to transfer assets to the holder at a future date under certain circumstances, such as a change of control. The warrant was subjected to remeasurement to fair value at each balance sheet date, and any change in fair value was recognized in other income (expense), net in the consolidated statements of operations. See “Out-of-Period Adjustment” below. The liability was adjusted for changes in fair value until the earliest of the exercise, expiration of the convertible preferred stock warrant and conversion to a warrant to purchase common stock. Immediately prior to the closing of the IPO, the Company’s outstanding convertible preferred stock warrant was automatically converted into a common stock warrant to purchase a total of 80,560 shares of common stock and the related convertible preferred stock warrant liability was reclassified to additional paid-in capital.

Convertible Preferred Stock

Prior to the IPO, the holders of the Company’s convertible preferred stock controlled the vote of stockholders and board of directors through appointed representatives. As a result, the holders of the convertible preferred stock could have forced a change of control that would have triggered liquidation. As redemption of the convertible preferred stock through liquidation was outside of the Company’s control, all shares of convertible preferred stock have been presented outside of permanent equity on the consolidated balance sheet as of March 31, 2012.

Sales Recognition and Sales Incentives

Sales of the Company’s products are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, ownership and risk of loss have been transferred to the customer either upon delivery or pick up of products by the customer and there is a reasonable assurance of collection of the sales proceeds. Generally, the Company extends uncollateralized credit to its retailers and distributors ranging up to 30 days and performs ongoing credit evaluation of its customers. The payment terms are typically net-30 with a discount for net-10 payment. The Company recognizes sales net of estimated trade allowances, slotting fees, sales incentives, cash discounts, returns and coupons. The cost of these trade allowances, slotting fees and sales incentives is estimated using a number of factors, including estimated units sold, customer participation and redemption rates. The Company has entered into contracts with some retailers granting an allowance for spoils and damaged products. Amounts related to shipping and handling that are billed to customers are reflected in net sales and the related shipping and handling costs are reflected in selling, general and administrative expenses.

Cost of Sales

Cost of sales consists of the costs of ingredients utilized in the manufacture of products, contract manufacturing fees, packaging and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by contract manufacturing fees and packaging.

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses in the consolidated statements of operations. Shipping and handling costs primarily consist of costs associated with moving finished products to customers, including costs associated with the Company’s distribution center, route delivery costs and the cost of shipping products to customers through third-party carriers. Shipping and handling costs recorded as a component of selling, general and administrative expenses were $5.7 million, $4.8 million and $4.7 million for the years ended March 31, 2013, 2012 and 2011, respectively.

Research and Development Costs

Research and development costs consist of the costs incurred to develop new products. These costs include consumer research, prototype development, materials and resources to conduct trial production runs, package development and employee-related costs for personnel responsible for product innovation. Research and development costs recorded as a component of selling, general and administrative expenses were approximately $2.8 million, $2.0 million and $2.1 million for the years ended March 31, 2013, 2012 and 2011, respectively.

Advertising Costs

Advertising costs include the costs of producing advertisements and the costs of communicating advertisements. The costs of producing advertisements are expensed as incurred and the costs of communicating advertising are expensed over the period of communication. Total advertising costs for the years ended March 31, 2013, 2012 and 2011 included in selling, general and administrative expenses were approximately $0.9 million, $1.2 million and $0.8 million, respectively.

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

Segment Reporting

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

Stock-Based Compensation

The Company maintains performance incentive plans under which nonqualified stock options, restricted stock units and performance share units are granted to eligible employees and directors. The cost of stock-based transactions is recognized in the financial statements based upon fair value. The fair value of restricted stock units and performance share units is determined based on the number of units granted and the closing price of the Company’s common stock as of the grant date. Additionally, stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period. The fair value of stock options is determined as of the grant date using the Black-Scholes option pricing model. Fair value is recognized as expense on a straight line basis, net of estimated forfeitures, over the employee requisite service period.

The benefits of tax deductions in excess of recognized compensation costs are reported as a credit to additional paid-in capital and as financing cash flows, but only when such excess tax benefits are realized by a reduction to current taxes payable.

Treasury Stock

The Company accounts for treasury stock under the cost method, and upon retirement of the treasury stock, charges the excess of the purchase price and the par value per share of common stock entirely to additional paid-in capital.

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

During fiscal year ended March 31, 2013, the Company recognized $21.4 million of tax deductions associated with stock option exercises. As of March 31, 2013, $20.0 million of these tax deductions are considered “excess” stock compensation related deductions. Such “excess” stock compensation related tax deductions are required to be recorded directly to additional-paid-in-capital (rather than as a tax benefit to the income statement) when the tax savings are realized on the Company’s tax returns. In determining the amount of cash tax savings realized from the excess stock compensation deductions, the Company’s accounting policy is to follow the tax law ordering approach, which provides that tax benefits follow the sequence in which these amounts are utilized for tax reporting purposes. As a result of the excess stock-based compensation deductions in fiscal 2013, the Company reduced its taxes payable and credited additional-paid-in-capital for $8.1 million.

Net Income Per Share of Common Stock

Basic net income per share of common stock is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share of common stock is computed by giving effect to all potentially dilutive securities outstanding during the period. The Company utilized the if-converted method and the treasury stock method to calculate potential common shares that underlay its convertible preferred stock and the warrant to purchase its convertible preferred stock, respectively. Additionally, the Company utilizes the treasury stock method to calculate potential common shares that underlie stock options to purchase common stock and restricted stock units. Performance share units are excluded from potential common shares since no shares were issuable as of March 31, 2013 and 2012. The performance share units vest based on achievement of specified percentage of targeted cumulative compounded adjusted diluted earnings per share growth rate during the three-year period ending March 31, 2015.

The potential common shares from (i) the convertible preferred stock warrant and restricted stock units for the fiscal year ended March 31, 2012; (ii) the convertible preferred stock for the fiscal years ended March 31, 2012 and 2011; and (iii) certain stock options to purchase Company’s common stock for the fiscal year ended March 31, 2013 and 2012; had an anti-dilutive effect on the earnings per share, and, accordingly, were excluded from the calculation.

Net income attributable to common stockholders during the fiscal years ended March 31, 2012 and 2011 was allocated using the two-class method. The two-class method is an earnings allocation method for calculating earnings per share when a company’s capital structure includes two or more classes of common stock or common stock and participating securities. Under this method, the Company reduced income from operations by the dividends paid to convertible preferred stockholders and the rights of the convertible preferred stockholders to participate in any undistributed earnings. The undistributed earnings were allocated based on the relative percentage of weighted average shares of outstanding convertible preferred stock to the total number of weighted average shares of outstanding common and convertible preferred stock.

Out-of-Period Adjustment

During fiscal 2012, the Company corrected an error in the measurement of the convertible preferred stock warrant liability. The correction increased the fair value of the convertible preferred stock warrant liability by $949,000, decreased additional paid-in capital by $431,000 with a corresponding increase in expense of $518,000, which was recorded in other income (expense), net in the accompanying statement of operations during fiscal 2012. The correction was an accumulation of an error that should have been recorded in prior periods and would have increased net loss for fiscal 2009 by $44,000, increased net income by $79,000 for fiscal

2010 and decreased net income by $553,000 for fiscal 2011. Management assessed the impact of this error and does not believe that it is material, either individually or in the aggregate, to any prior period financial statements or to the financial statements for the year ended March 31, 2012.

3. Balance Sheet Components

Inventory

Inventory is comprised of the following (in thousands):

	March 31,
	2013	2012
Raw materials	$1,391	$1,938
Work in process	2,142	754
Finished goods	11,614	7,510

Inventory	$15,147	$10,202

Property and Equipment, Net

Property and equipment, net are comprised of the following (in thousands):

	March 31,
	2013	2012
Equipment and automotive	$2,959	$1,730
Software	2,410	1,188
Leasehold improvements	1,195	566
Plates and dies	244	352

Total property and equipment	6,808	3,836
Less: Accumulated depreciation and amortization	(1,760)	(1,719)
Construction in progress	1,090	2,181

Property and equipment, net	$6,138	$4,298

The Company incurred depreciation expense of approximately $1.0 million, $0.8 million and $0.4 million during the years ended March 31, 2013, 2012 and 2011, respectively.

During fiscal 2013, the Company completed two construction projects – (i) a remodel of the existing office space (the “Existing Space”) and (ii) reconfiguration of the warehouse space to additional office space in order to accommodate growth. The cost of these capital projects totaled approximately $975,000, of which $629,000 was recorded in leasehold improvements and the remaining $346,000 was recorded in equipment and automotive on the Company’s consolidated balance sheet as of March 31, 2013.

Intangible Assets, Net

Intangible assets, net are comprised of the following (in thousands):

	March 31,
	2013	2012
Product formulas	$1,023	$1,023
Other intangible assets	189	189

Total intangible assets	1,212	1,212
Less: accumulated amortization	(96)	(36)

Intangible assets, net	$1,116	$1,176

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

The Company incurred amortization expense of approximately $60,000, $27,000 and $9,000 on its intangible assets in fiscal 2013, 2012 and 2011, respectively.

The estimated future amortization expense relating to intangible assets is anticipated to be $60,000 for each of the next five years from fiscal 2014 through fiscal 2018, totaling $300,000 and $816,000 after fiscal 2018.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2013 and 2012 included receivables from contract manufacturers and suppliers of $3.9 million and $0.1 million, respectively.

Accrued Liabilities

The following table shows the components of accrued liabilities (in thousands):

	March 31,
	2013	2012
Payroll and employee-related expenses	$3,779	$2,768
Accrued trade expenses	2,299	2,631
Inventory received not invoiced	4,038	531
Deferred rent	260	264
Brokerage commissions	407	382
Other accrued liabilities	1,238	876

Total accrued liabilities	$12,021	$7,452

4. Credit Facility

In 2005, the Company entered into a bank line of credit agreement (the “Credit Agreement”) with Bank of America, N.A., which provided for revolving loans and letters of credit up to $11.0 million. In March 2008, the Company amended the Credit Agreement with Bank of America to establish an inter-creditor agreement with another lender (Note 5). In August 2010, the Company amended the Credit Agreement to decrease the maximum borrowing limit on revolving loans to $10.0 million and extended the expiration date to August 20, 2012. In December 2011, the Company entered into a second amended and restated credit facility with Bank of America that, among other things, provided for an increase in its line of credit to $20.0 million and an extension of the term through August 2014. In March 2013, the Company entered into another amendment to its credit facility. This amendment provides for, among other things, an increase in the line of credit to $40.0 million and extension of the term through August 2016. The Credit Agreement is collateralized by substantially all of the Company’s assets.

The Company may select from three interest rate options for borrowings under the credit facility: (i) LIBOR (as defined in the credit facility) plus 1.25%, (ii) IBOR (as defined in the credit facility) plus 1.25% or (iii) Prime Rate (as defined in the credit facility). Weighted average interest was 1.45%, 2.74% and 1.68% for the years ended March 31, 2013, 2012 and 2011, respectively. The Company is required to pay a commitment fee on the unused credit facility commitments, if the outstanding balance is less than half the commitment at an annual rate ranging from 0.25% to 0.40% depending on the utilization rate. As of March 31, 2013 and 2012, there was $33.0 million and $7.2 million, respectively, of availability for borrowings under the Credit Agreement. Interest is payable monthly.

The credit facility contains restrictions on, among other things, Company’s ability to incur additional indebtedness, pay dividends or make other distributions and make investments and loans. The credit facility also limits Company’s ability to make capital expenditures in excess of $15.0 million. The credit facility requires that the Company maintain a Funded Debt (as defined in the credit facility) to Adjusted EBITDA (as defined in the credit facility) ratio of not more than 2.75 to 1.0 and a minimum Net Worth (as defined in the credit facility) equal to at least $50.0 million, plus 30% of earnings after taxes earned each quarter (if positive), beginning with the June 2013 quarterly earnings.

There are various financial and other covenants under the Credit Agreement. Financial covenants, as defined in the Credit Agreement include a net income covenant, total liabilities to tangible net worth covenant and a minimum fixed charge coverage covenant, through the term of the agreement. The Credit Agreement requires the Company to submit interim and annual financial statements by specified dates after each reporting period. The Company was in compliance with the financial covenants as of March 31, 2013 and 2012.

5. Notes Payable

Loan and Security Agreement

In March 2008, the Company had entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology II, L.P. (“Hercules”). The Loan Agreement provided for a loan in an aggregate principal amount up to $7.0 million (the “Term Loan”) and required the Company to draw an initial tranche of $4.0 million upon the execution of the Loan Agreement. The Loan Agreement provided the Company the ability to draw additional Term Loan advances in an aggregate amount up to $3.0 million in minimum increments of $1.0 million, of which the Company drew $2.0 million in August 2008. In connection with the Loan Agreement, the Company had issued a warrant to Hercules to purchase 80,560 shares of Series A 2005 Convertible Preferred Stock, and incurred approximately $215,000 for debt issuance costs. The fair value of the warrant, which was determined using Black-Scholes option-pricing model upon issuance, approximated $431,000.

The outstanding principal balance of the Term Loan bore interest at a rate of per annum equal to greater of the LIBOR Rate plus 6.5% and 10% and had an additional 2% paid-in-kind interest. Interest was payable monthly with all principal balance payable upon maturity. The Term Loan permitted the Company to prepay all principal balances with a prepayment charge. In August 2010, the Company repaid the entire $6.0 million of the then outstanding principal balance and incurred a prepayment charge of $60,000. The terms of the Loan Agreement required the Company to comply with various covenants. Through August 2010, when the Term Loan was repaid, the Company was in compliance with the terms of the Loan Agreement.

6. Related Party Transactions

Agreement with Solera Capital, LLC

In April 2011, the Company entered into a management agreement to supersede a prior agreement by and between the Company and Solera Capital, LLC, an affiliate of its principal stockholder, Solera Partners, L.P., to retain Solera to continue to provide consulting and advisory services to the Company for a term ending on the later of: (i) March 5, 2014, or (ii) the date on which Solera and its affiliates cease to own at least 10% of the voting equity of the Company (including any successor thereto). Such services may include (i) assisting in the raising of additional debt and equity capital from time to time for the Company, if deemed advisable by the Board of Directors of the Company, (ii) assisting the Company in its long-term strategic planning generally, and (iii) providing such other consulting and advisory services as the Company may reasonably request.

In consideration of Solera providing the services listed above, effective April 1, 2011, the Company agreed to pay Solera an annual advisory fee of $600,000, payable quarterly in advance on the first day of each calendar quarter, provided, however, that the fee for the calendar quarter commencing April 1, 2011 was due within 10 days of date of the agreement. The Company also agreed to reimburse Solera for Solera’s out-of-pocket costs and expenses incurred in connection with the investment by Solera in the Company in the performance of Solera’s duties under the agreement. During the years ended March 31, 2012 and 2011, the Company incurred $0.6 million and $0.4 million, respectively, for such consulting and advisory services. The advisory services agreement with Solera was terminated upon the consummation of the IPO and as such the Company paid to Solera a one-time termination fee of $1.3 million in April 2012.

On March 18, 2013, the Company concurrently with the closing of the secondary public offering repurchased 500,000 shares of its common stock from Solera in a private, non-underwritten transaction at a price of $38.25 per share. The price paid by the Company was equal to the price paid by the underwriters in the secondary public offering.

7. Commitments and Contingencies

Lease Commitments

The Company entered into a lease agreement (the “Lease”) for its headquarters at 1610 Fifth Street, Berkeley, California on November 15, 2010 with an initial term that began on March 1, 2011 and expires in February 2016. The space was comprised of 25,127 square feet of office space and 8,384 square feet of warehouse space. Pursuant to the Lease, the landlord reserved the right to elect to recapture from the Company, and lease to a third party, a portion of the warehouse space comprising not more than 6,525 square feet (“Recapture Space”), subject to certain terms and conditions provided for by the Lease. Notwithstanding the foregoing, the Company had a right of first refusal to lease the Recapture Space. The lease term for the Recapture Space was coterminous with the initial term, including any extensions. Further, in the event that the landlord did not elect to recapture the Recapture Space, the Company had the right, upon written notice to the landlord, to elect to lease the Recapture Space, in which event the landlord would build out the Recapture Space for office use. On September 25, 2012, the Company exercised the right and entered into an amendment to the Lease (the “Lease Amendment”).

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

Rent expense for non-cancellable operating lease with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the years ended March 31, 2013, 2012 and 2011 was approximately $532,000, $480,000 and $309,000, respectively.

Future minimum lease payments under the noncancelable operating leases as of March 31, 2013 are as follows (in thousands):

Fiscal Year Ending March 31:	Lease Payments
2014	$634
2015	651
2016	669
2017	669
2018	662
2019	586

Total future minimum lease payments	$3,871

Purchase Commitments

The Company has material non-cancelable purchase commitments, directly or through contract manufacturers, to purchase ingredients to be used in the future to manufacture its products. As of March 31, 2013, the Company’s purchase commitments totaled $10.4 million, which will substantially be incurred in fiscal 2014.

In September 2011, the Company entered into an agreement with its contract warehousing company that includes minimum overhead fees of $200,000 annually beginning April 1, 2012 through June 2015. As of March 31, 2013, the remaining obligation under the agreement for overhead fees was $450,000.

In November 2011, the Company entered into an agreement with one of its contract manufacturers for the purchase of product formulas for a purchase price of $2.0 million. The agreement requires annual payments of at least $150,000 in each of the first six years of the agreement with the balance of the $2.0 million payment due at the end of the seven-year term in November 2018. As of March 31, 2013, the Company’s remaining obligation for product formulas was $1.85 million.

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

8. Convertible Preferred Stock

Immediately prior to the closing of the IPO in April 2, 2012, the outstanding shares of convertible preferred stock were automatically converted into 15,221,571 shares of common stock. No shares of convertible preferred stock were authorized, issued or outstanding at March 31, 2013.

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

Dividends

During the fiscal years ended March 31, 2012 and 2011, the convertible preferred stockholders received cash dividends of $1.07 and $0.99 per share, respectively, or approximately $13.1 million and $12.2 million in the aggregate, respectively, as a result of participating in the common stock dividend.

Conversion

The holders of shares of convertible preferred stock had the right, at the election of the holders of at least a majority of such series of preferred stock, to convert such shares into that number of shares of common stock equal to the applicable initial purchase price divided by the conversion price then in effect. No fractional shares of common stock could be issued upon such conversion. Initially, such conversion would have been on a 1-for-1 basis, subject to adjustment for any stock dividend, stock split, reclassification, recapitalization, consolidation or similar event. In addition, the holders of shares of convertible preferred stock were entitled to anti-dilution protection, which provided that, subject to certain exceptions, upon a subsequent dilutive issuance of common stock for a purchase price per share of less than the applicable conversion price then in effect, the conversion price of such series of preferred stock would be adjusted on a weighted average basis. As a result, the conversion ratio of convertible preferred stock to common stock would be adjusted accordingly. On March 7, 2012, the Company declared a stock split effected as a stock dividend of 0.239385 shares for each share of common stock. As a result, the conversion ratio for each series of convertible preferred stock as of March 31, 2012 was 1-for-1.239385. Immediately prior to the closing of the IPO, the outstanding shares of convertible preferred stock were automatically converted into 15,221,571 shares of common stock.

9. Convertible Preferred Stock Warrant

In March 2008, in connection with the Term Loan (Note 5), the Company had issued a warrant to Hercules for the purchase of 80,560 shares of Series A 2005 Convertible Preferred Stock at an exercise price of $8.07 per share. The fair value of the warrant, which was determined using Black-Scholes option-pricing model upon issuance, approximated $431,000 (Note 2). The warrant was immediately exercisable on the date of issuance and was scheduled to expire at the earlier of five years from a qualifying IPO of the Company’s common stock or April 1, 2018. Upon the consummation of the Company’s IPO on April 2, 2012, the warrant became a warrant to purchase 80,560 shares of our common stock and the related convertible preferred stock warrant liability was reclassified to additional paid-in capital. On April 12, 2012, Hercules exercised the warrant to purchase 80,560 shares of our common stock by surrendering 17,367 shares to pay for the exercise. As a result, the Company issued Hercules 63,193 shares of common stock.

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

Volatility. Since prior to the IPO, the Company was a private entity with no historical data regarding the volatility of its preferred stock, the expected volatility used was based upon the volatility of a group of similar entities, referred to as “guideline” companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.

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

10. Preferred Stock

As of March 31, 2013, the Company’s Charter authorized 5,000,000 shares of preferred stock, $0.001 par value per share. As of March 31, 2013, no certificate of designations defining the rights and preferences of the preferred stock had been filed and no shares of preferred stock were outstanding.

As of March 31, 2012, the Company’s Charter authorized 18,867,086 shares of preferred stock, $0.001 par value per share. 12,346,555 of such authorized preferred stock were designated as convertible preferred stock, 12,281,553 of which were issued and outstanding (see Note 8). No certificate of designation defining the rights and preferences of the remaining 6,455,531 shares of preferred stock, had been filed and none of such shares of preferred stock were outstanding.

11. Common Stock

As of March 31, 2013 and 2012, the Company’s Charter authorized 30,000,000 and 24,000,000 shares of common stock, $0.001 par value per share, respectively, of which 16,849,016 and 483,242 shares were issued and outstanding, respectively. Each share of the common stock has the right to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available therefor and if, as and when declared by the Company’s Board of Directors. During the fiscal years ended March 31, 2012 and 2011, the Company declared and paid common shareholders cash dividends of $0.86 and $0.80 per share, respectively, or approximately $408,000 and $371,000 in the aggregate, respectively. No dividends were declared or paid during fiscal year ended March 31, 2013.

12. Stock Option Plans

2004 Stock Option Plan

In November 2004, the Board of Directors of the Company adopted the 2004 Stock Option Plan (the “2004 Plan”). Under the 2004 Plan, incentive and non-qualified stock options could be granted to eligible employees, directors and consultants. Vesting and exercise provisions were determined by the Board of Directors at the time of grant. Options granted generally vest annually on a straight-line basis over a two- to five-year period from the date of grant. Vested options can be exercised at any time and generally expire ten years after the grant date. Options may be exercised once vested at the price per share, determined by the Board of Directors when granted, which approximated the fair market value at the grant date. In the event that an option holder’s continuous service terminates, the option holder generally has three months from the date of termination in which to exercise vested options.

On February 22, 2012, the Company’s compensation committee determined that no further awards would be granted under the 2004 Plan. As of March 31, 2013, eligible participants held options to purchase 721,247 shares of common stock under the 2004 Plan. If outstanding stock options expire or are canceled without having been fully exercised, the underlying shares will not become available for purposes of the 2004 Plan.

Annie’s, Inc. Omnibus Incentive Plan

In February 2012, the Board of Directors adopted and the Company’s shareholders approved the Omnibus Incentive Plan, which became effective upon the completion of IPO. A total of 867,570 shares of common stock were reserved for future issuance under the Omnibus Incentive Plan. As of March 31, 2013, no shares had been issued under the Plan, 436,873 shares were reserved for issuance pursuant to outstanding awards, and 430,697 shares remained available for future awards. Any shares covered by an award that are forfeited, expired, canceled, settled in cash or otherwise terminated without delivery of shares to the grantee will be available for future grants under the Omnibus Incentive Plan. However, shares surrendered to or withheld by the Company in payment or satisfaction of the exercise price of an award or any tax withholding obligation with respect to an award will not be available for the grant of new awards. The Omnibus Incentive Plan provides for grants of incentive stock options, or ISOs, non-qualified stock options, or NSOs, stock appreciation rights, or SARs, restricted stock, restricted stock units, performance awards, other stock-based awards and cash-based incentive awards.

The Company has granted non-qualified stock options, restricted stock units and performance share units to its employees from the Omnibus Incentive Plan. As of March 31, 2013, eligible participants held options to purchase 340,215 shares of common stock, 20,192 restricted stock units and 50,973 performance share units under the Omnibus Incentive Plan. The options granted to employees generally vest in four equal installments beginning on the second anniversary of the grant date, and on each anniversary thereafter, provided continuance of employment with the Company. The restricted stock units granted to employees vest 50% on the second anniversary of the grant date, and the remaining 50% on the third anniversary of the grant date, provided continuance of the employment with the Company. The performance share units granted to employees vest based on achievement of required cumulative compounded adjusted diluted earnings per share growth during the three-year period beginning April 1, 2012 and ending March 31, 2015.

Non-plan Stock Option Awards

The Company granted performance based option awards for the right to purchase 176,615 shares of common stock to certain key management prior to fiscal 2012, all of which were vested in full as of March 31, 2012. Vesting and exercise provisions were determined by the Board of Directors at the time of grant. Options granted vested according to the performance feature underlying the grant. Vested options can be exercised at any time and expire generally five to ten years after the grant date. In the event that an option holder’s continuous service terminates, the option holder generally has three months from the date of termination in which to exercise vested options. As of March 31, 2013, such management held options to purchase 142,528 shares of common stock under the non-plan stock option awards.

Activity of stock options under our 2004 Plan, non-plan option awards and Omnibus Incentive Plan is set forth below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
				(in thousands)
Balance, March 31, 2012	1,759,367	$9.56
Granted	91,239	38.03
Cancelled	(15,606)	16.62
Exercised	(631,010)	6.45

Balance, March 31, 2013	1,203,990	$13.26

Vested and expected to vest—March 31, 2013	990,823	$11.01	4.9	$27,000

Exercisable—March 31, 2013	747,273	$7.73	3.7	$22,816

The following table summarizes information about stock options outstanding at March 31, 2013:

	Options Outstanding
Exercise Price	Stock Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Options Exercisable
$4.93—5.20	167,835	2.1	167,835
6.62—6.62	253,501	3.4	253,501
7.30—7.95	23,789	3.8	23,789
8.55—8.75	77,101	4.3	77,101
8.88—8.88	186,624	4.2	181,668
16.94—17.55	154,925	8.2	43,379
19.00—19.00	248,976	9.0	—
34.53—42.05	91,239	9.8	—

	1,203,990	5.7	747,273

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

	Fiscal Year Ended March 31,
	2013	2012	2011
Expected term (in years)	5.2	5.2—6.9	N/A
Expected volatility	39.8%—40.8%	41%—42%	N/A
Risk-free interest rate	0.8%—1.1%	1.1%—3.1%	N/A
Expected dividend rate	0%	0%	N/A

Fair Value of Common Stock. Under our Omnibus Incentive Plan, the fair value of the shares of common stock underlying the stock options is defined as the closing price of our common stock on the date of the grant. Prior to the IPO, the fair value of the shares of common stock underlying the stock options had historically been determined by the Board of Directors. Because there had been no public market for the Company’s common stock prior to March 28, 2012, the Board of Directors determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance and general and industry-specific economic outlook.

Weighted-Average Expected Term. The Company derived the expected term using several factors including the ratio of market value to the strike price, volatility, proximity to recent vesting and the remaining option term. In addition, the Company considered behavioral factors including portfolio diversification, liquidity considerations, risk aversion and tax planning in its model to determine the expected term. Additionally, the Company considers historical experience in determining the expected term.

Volatility. Since the Company has no historical data regarding the volatility of its common stock prior to the IPO and it has limited company-specific historical volatility, the expected volatility used is based upon the volatility of a group of similar entities, referred to as “guideline” companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.

Risk-Free Interest Rate. The risk-free interest rate is based upon U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the options.

Dividend Yield. Although the Company in the past while it was a privately held company declared dividends, no future dividends are expected to be available to benefit option holders, and, accordingly, the Company used an expected dividend yield of zero in the valuation model.

Forfeitures. The Company is required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ or are expected to differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock based compensation expense only for those awards that are expected to vest. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period that the estimates are revised.

The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate assumption based on actual forfeitures, analysis of employee turnover, and other related factors.

The total intrinsic value of share options exercised during the years ended March 31, 2013, 2012 and 2011 was $21.4 million, $635,000 and $37,000, respectively. The intrinsic value is calculated based on the difference between the exercise price and the fair value of the common stock at time of exercise.

The weighted average grant date fair value of the employee stock options granted during the years ended March 31, 2013 and 2012 was $13.93 and $7.62 per share, respectively. No employee stock options were granted in fiscal 2011.

Stock-based compensation expense included in selling, general and administrative expenses, for the years ended March 31, 2012, 2011 and 2010 was approximately $1.1 million, $0.5 million and $0.4 million, respectively. The related tax benefit for stock-based compensation was $0.4 million, $0.2 million and $0.1 million for the years ended March 31, 2013, 2012 and 2011, respectively.

The following table summarizes the activity of unvested restricted stock units and performance share units:

Shares-Based Awards	Shares	Weighted- Average Grant Date Fair Value
Unvested at March 31, 2012	65,899	$19.00
Granted	10,398	41.66
Vested	—	—
Forfeited	(5,132)	27.01

Unvested at March 31, 2013	71,165	$21.73

As of March 31, 2013, there were 50,973 unvested performance share units outstanding, net of actual forfeitures. As of March 31, 2013, the number of shares estimated to be issued at the end of the performance period is a total of 25,493 shares, for which the Company recorded an expense of $130,000, net of estimated forfeitures during fiscal 2013. The maximum number of total shares that could be issued at the end of performance period is 76,466 shares.

As of March 31, 2013, there was $3.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 3.4 years.

13. Employee Benefit Plans

The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Under the plan, the Company match was increased from 25% to 50% during third quarter of fiscal 2013 up to a maximum of 6% of eligible compensation, not to exceed $4,000. Contribution expense was not material for the years presented.

14. Income Taxes

The provision for (benefit from) income taxes was as follows (in thousands):

	Fiscal Year Ended March 31,
	2013	2012	2011
Current
Federal	$6,111	$4,205	$446
State	1,823	1,894	941

	7,934	6,099	1,387

Deferred
Federal	681	933	4,220
State	(297)	(444)	(59)

	384	489	4,161
Less: Valuation allowance	—	—	(11,295)

	384	489	(7,134)

Provision for (benefit from) income taxes	$8,318	$6,588	$(5,747)

The reconciliation of the statutory federal income tax rate to the Company’s effective tax is presented below:

	Fiscal Year Ended March 31,
	2013	2012	2011
Tax at federal statutory rate	35.0%	34.2%	34.0%
State income taxes, net of federal benefit	5.0	5.8	4.0
Non-deductible permanent difference	2.1	3.7	—
Effect of tax rate change	—	(1.0)	—
Change in valuation allowance	—	—	(78.4)
Other	(0.2)	(2.0)	0.5

Provision for (benefit from) income taxes	41.9%	40.7%	(39.9)%

During fiscal 2013, the Company reduced its taxes payable by $8.1 million, as a result of the exercise of non-qualified stock options. The excess tax benefit associated with stock-based compensation of $20.0 million for the fiscal year ended March 31, 2013, was recorded in additional-paid-in-capital.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

	March 31,
	2013	2012	2011
Deferred tax assets
Credits and net operating loss carryforwards	$3,749	$3,975	$4,804
Share-based compensation expense	1,332	1,441	1,130
Accrued compensation	1,211	895	1,004
Reserves and allowances	436	63	38
Capital loss carryforward	428	424	336
Other, net	645	729	586

Gross deferred tax assets	7,801	7,527	7,898
Valuation allowance	(428)	(424)	(336)

Total deferred tax assets	7,373	7,103	7,562

Deferred tax liabilities
Property, plant and equipment	(1,111)	(458)	(428)

Total deferred tax liabilities	(1,111)	(458)	(428)

Net deferred tax assets	$6,262	$6,645	$7,134

As of March 31, 2013, the Company has a $5.1 million state capital loss carryforward resulting from the disposition of Fantastic Foods in fiscal 2009, for which a full valuation allowance is recorded because management believes it is more likely than not that the Company will not generate a capital gain needed to be able to offset the state capital loss.

The Company had the following net operating loss (“NOL”) carryforwards for tax purposes (in thousands):

	March 31,
	2013	2012	2011
Federal	$9,276	$9,931	$12,020
State	7,165	7,686	6,070

These NOL carryforwards are available to offset future federal and state taxable income through 2028 and 2033, respectively. Pursuant to Section 382 of the Internal Revenue Code, if there is a change in stock ownership of the Company exceeding 50% during a three-year period, the utilization of the Company’s NOL carryforwards may be limited. The business acquisitions in fiscal 2005 resulted in a change in stock ownership and, consequently, the Company’s NOLs generated prior to these ownership changes are subject to an annual limitation.

The Company files consolidated tax returns for federal income taxes as well as for state income taxes in various state jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state, and local tax laws. Due to net operating loss carryovers, the Company is open for U.S. federal, state and local income tax examinations for fiscal 1998 until 2003 and then once again for U.S. federal income tax examinations for fiscal 2010 and beyond and for state and local income tax examinations for fiscal 2009 and beyond.

The Company did not have any unrecognized tax positions at March 31, 2013, 2012 and 2011 that if recognized would affect the annual effective tax rate. During the years ended March 31, 2013, 2012 and 2011, the Company did not record any accrued interest or penalties for federal and state income tax purposes. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company’s assessment, including past experience and complex judgments about future events, the Company does not expect that changes in the liability for unrecognized tax benefits during the next twelve months will have a significant impact on its financial position or results of operations.

15. Net Income per Share of Common Stock attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share of common stock for the periods presented, because including them would have been anti-dilutive:

	Fiscal Year Ended March 31,
	2013	2012	2011
Convertible preferred stock (on an as-if converted basis)	—	15,221,571	15,221,571
Options to purchase common stock	91,239	379,304	—
Restricted stock units	—	16,700	—
Convertible preferred stock warrant	—	80,560	—

Total	91,239	15,698,135	15,221,571

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income per share attributable to common stockholders is as follows (in thousands except share and per share amounts):

	Fiscal Year Ended March 31,
	2013	2012	2011
Net income per share:
Numerator
Net income	$11,551	$9,589	$20,155
Less: Dividends paid to convertible preferred stockholders	—	13,141	12,159
Undistributed income (loss) attributable to convertible preferred stockholders	—	(3,842)	7,400

Net income attributable to common stockholders—basic and diluted	$11,551	$290	$596

Denominator
Weighted average shares of common stock outstanding used in computing net income attributable to common stockholders—basic	17,129,334	469,089	461,884
Potential dilutive options, as calculated using treasury stock method	570,210	641,999	703,561
Potential restricted stock units, as calculated using treasury stock method	8,295	—	—
Potential dilutive warrants, as calculated using treasury stock method	—	—	35,680

Weighted average shares of common stock outstanding used in computing net income attributable to common stockholders—diluted	17,707,839	1,111,088	1,201,125

Net income per share attributable to common stockholders
—Basic	$0.67	$0.62	$1.29

—Diluted
	$0.65	$0.26	$0.50

16. Geographic Areas and Product Sales

The Company’s net sales by geographic areas, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Fiscal Year Ended March 31,
	2013	2012	2011
United States	$162,749	$136,803	$114,454
Canada	7,228	4,501	3,162

	$169,977	$141,304	$117,616

The following table sets forth net sales by product category expressed as dollar amounts (in thousands):

	Fiscal Year Ended March 31,
	2013	2012	2011
Meals	$79,270	$60,624	$49,168
Snacks	66,844	56,789	44,687
Dressings, condiments and other	23,863	23,891	23,761

	$169,977	$141,304	$117,616

All of the Company’s long-lived assets are located in the U.S.

17. Product Recall

In January 2013, the Company announced a voluntary product recall of certified organic and made with organic pizza products due to the possible presence of fragments of flexible metal mesh from a faulty screen at a third-party flour mill. The Company initiated the recall of all lots of pizza product manufactured with this supplier’s flour from its first purchase from the supplier in May 2012. The Company recorded certain items associated with the recall in its financial results for the fiscal year ended March 31, 2013.

The Company recorded the estimated customer and consumer returns as a reduction of net sales, related costs associated with product returns, destruction charges, inventory write-off and costs incurred by contract manufacturers as cost of sales, and administrative costs associated with the recall such as legal expenses as selling, general and administrative expenses. As a result of the voluntary product recall, the Company recorded an estimated accrual for product returns and recall-related costs of approximately $2.4 million for the fiscal year ended March 31, 2013 as follows (in thousands except per share amount):

Amount

Reduction of net sales	$1,096
Incremental cost of sales	1,080
Incremental administrative costs	171

Total reduction to income before income taxes	$2,347

Impact on net income	$1,364

Impact on net income per diluted share	$0.08

The accrual for product returns is based on Company’s estimate of cases of pizza products at retail stores and is derived from third-party data and other assumptions. A high degree of judgment is required in estimating consumer returns, shelf and in-stock inventory at retailers across distribution channels, fees and incentives to be earned by customers for their effort to return the products, future freight rates and consumers claims. Actual results could differ from those estimates. The Company expects to incur approximately $0.4 million of additional costs associated with the voluntary product recall.

The Company carries product recall insurance and expects to recover a substantial portion of the recall-related costs from its insurance. The Company may seek to recover additional costs from the third-party flour mill. The Company has submitted its claim to the insurance company and, as of May 31, 2013, has so far recovered $0.4 million against the claims submitted. The impact of this recovery from the insurance is included in net sales in the table above.

18. Subsequent Events

On May 30, 2013 the Company granted 22,230, 7,640 and 32,460 non-qualified stock options, restricted stock units and performance share units, respectively, to its employees from the Omnibus Incentive Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on this review, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information set forth in the sections relating to our director nominees under the headings “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in September 2013 (the “2013 Proxy Statement”).

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive, financial and accounting officers, or persons performing similar functions. Our Code of Ethics is posted under Corporate Governance on the Investor Relations page of our corporate website, www.annies.com. We intend to make any required disclosures regarding any amendments of our Code of Ethics or waivers granted to any of our directors or executive officers under our Code of Ethics on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information in the 2013 Proxy Statement under the headings “Executive Compensation,” “Corporate Governance,” “Executive Compensation — Compensation Committee Report” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information in the 2013 Proxy Statement under the headings “Executive Compensation — Equity Compensation Plan Information” and “Ownership of Annie’s Common Stock.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information in the 2013 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information in the 2013 Proxy Statement under the headings “Auditor’s Fees and Services” and “Audit Committee Pre-Approval Policies and Procedures Relating to Services by Auditor.”

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

Date: June 14, 2013	ANNIE’S INC.

	By:	/s/ Kelly J. Kennedy
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

Signature	Title	Date

/s/ John M. Foraker John M. Foraker	Chief Executive Officer and Director (principal executive officer)	June 14, 2013

/s/ Kelly J. Kennedy Kelly J. Kennedy	Chief Financial Officer (principal financial officer and principal accounting officer)	June 14, 2013

/s/ Molly F. Ashby Molly F. Ashby	Chairman of the Board of Directors	June 14, 2013

/s/ Lawrence S. Peiros Lawrence S. Peiros	Director	June 14, 2013

/s/ Julie D. Klapstein Julie D. Klapstein	Director	June 14, 2013

/s/ Bettina M. Whyte Bettina M. Whyte	Director	June 14, 2013

/s/ Billie Ida Williamson Billie Ida Williamson	Director	June 14, 2013

EXHIBIT INDEX

Exhibit Number	Description	Incorporation by Reference
		Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation	Form 8-K	001-35470	3.1	April 3, 2012

3.2	Amended and Restated Bylaws	Form S-1	333-178270	3.2	February 24, 2012

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of Common Stock Certificate	Form S-1	333-178270	4.2	March 16, 2012

4.3	Third Amended and Restated Stockholders’ Agreement dated as of November 22, 2011	Form S-1	333-178270	4.3	December 1, 2011

4.4	Termination Agreement by and between the Registrant and Solera dated as of July 26, 2013	Form S-1	333-182706	4.4	July 30, 2012

4.5	Amended and Restated Registration Rights Agreement dated as of November 14, 2005	Form S-1	333-178270	4.4	December 1, 2011

4.6	Warrant Agreement by and between the Registrant and Hercules Technology II, L.P. dated as of March 28, 2008	Form S-1	333-178270	4.5	December 1, 2011

10.1	Form of Director and Officer Indemnification Agreement+	Form S-1	333-178270	10.1	February 24, 2012

10.2	Amended and Restated 2004 Stock Option Plan+	Form S-1	333-178270	10.2	December 1, 2011

10.3	Form of Amended and Restated 2004 Stock Option Plan Two-Year Grant Agreement+	Form S-1	333-178270	10.3	December 1, 2011

10.4	Form of Amended and Restated 2004 Stock Option Plan Five-Year Grant Agreement+	Form S-1	333-178270	10.4	December 1, 2011

10.5	Annual Cash Incentive Plan for Fiscal Year 2010+	Form S-1	333-178270	10.5	March 9, 2012

10.6	Annual Cash Incentive Plan for Fiscal Year 2011+	Form S-1	333-178270	10.6	March 9, 2012

10.7	Stock Option Purchase Agreement between the Registrant and John Foraker dated as of April 27, 2011+	Form S-1	333-178270	10.7	December 1, 2011

10.8	Stock Option Purchase Agreement between the Registrant and Sarah Bird dated as of April 27, 2011+	Form S-1	333-178270	10.8	December 1, 2011

10.9	Second Amended and Restated Loan Agreement between the Registrant and Bank of America, N.A. dated as of December 21, 2011	Form S-1	333-178270	10.10	January 18, 2012

10.10	Amended and Restated Security Agreement between the Registrant and Bank of America, N.A. dated as of August 25, 2010	Form S-1	333-178270	10.11	January 18, 2012

Exhibit Number	Description	Incorporation by Reference
		Form	File No.	Exhibit(s)	Filing Date

10.11	Office Lease for 1610 Fifth Street, Berkeley, California 94613, between the Registrant and Cedar/Fourth Street Partners dated as of November 15, 2010	Form S-1	333-178270	10.12	January 18, 2012

10.12	Warehousing of Goods Agreement between the Registrant and Distribution 2000, Inc. dated as of September 30, 2011†	Form S-1	333-178270	10.13	March 9, 2012
10.13	Revised Contract Manufacturing and Packaging Agreement between Annie’s Homegrown, Inc. and Philadelphia Macaroni Company (dba Conte Luna Foods) dated as of April 1, 2007†	Form S-1	333-178270	10.14	March 9, 2012

10.14	Contract Manufacturing and Packaging Agreement between Annie’s Homegrown, Inc. and Harmony Foods Corp. (dba Santa Cruz Nutritionals) dated as of April 18, 2008†	Form S-1	333-178270	10.16	March 9, 2012

10.15	Contract Manufacturing and Packaging Agreement between Annie’s Homegrown, Inc. and Chelten House Products, Inc. dated as of May 29, 2009†	Form S-1	333-178270	10.17	March 9, 2012

10.16	Contract Manufacturing and Packaging Agreement between Homegrown Naturals, Inc. and Leone Industries dated as of January 12, 2007†	Form S-1	333-178270	10.18	March 9, 2012

10.17	Addendum to Contract Manufacturing and Packaging Agreement between Homegrown Naturals, Inc. and Leone Industries dated as of June 30, 2009†	Form S-1	333-178270	10.19	March 9, 2012

10.18	Product Supply Agreement between Annie’s Homegrown, Inc. and Dairiconcepts, L.P. dated as of November 1, 2011†	Form S-1	333-178270	10.20	March 9, 2012

10.19	Services Agreement between the Registrant and Solera Capital, LLC dated as of April 27, 2011	Form S-1	333-178270	10.22	January 18, 2012

10.20	Termination Agreement between the Registrant and Solera Capital, LLC dated as of February 2, 2012	Form S-1	333-178270	10.23	February 24, 2012

10.21	Separation Agreement and Release dated April 19, 2011 between the Registrant and Steven Jackson+	Form S-1	333-178270	10.25	January 18, 2012

10.22	Reaffirmation of Amended and Restated Security Agreement between the Registrant and Bank of America, N.A.	Form S-1	333-178270	10.26	January 18, 2012

10.23	Executive Employment Agreement between the Registrant and John Foraker dated as of February 22, 2012+	Form S-1	333-178270	10.28	February 24, 2012

Exhibit Number	Description	Incorporation by Reference
		Form	File No.	Exhibit(s)	Filing Date

10.24	Annie’s, Inc. Omnibus Incentive Plan+	Form S-1	333-178270	10.29	March 9, 2012

10.25	Form of Omnibus Incentive Plan IPO Stock Option Agreements+	Form S-1	333-178270	10.30	March 9, 2012

10.26	Form of Omnibus Incentive Plan IPO Restricted Stock Unit Award Agreement+	Form S-1	333-178270	10.31	March 16, 2012

10.27	Form of Omnibus Incentive Plan IPO Performance Share Award Agreement+	Form S-1	333-178270	10.32	March 9, 2012

10.28	Distribution Agreement between the Registrant and United Natural Foods, Inc. dated as of January 1, 2012†	Form S-1	333-178270	10.33	March 9, 2012
10.29	First Amendment to Office Lease by and between Cedar/Fourth Street Partners and the Registrant dated as of September 25, 2012	Form 8-K	001-35470	10.1	October 1, 2012

10.30	Amended and Restated Contract Manufacturing and Packaging Agreement between the Registrant and Philadelphia Macaroni Company dated as of September 25, 2012†	Form 10-Q	001-35470	10.1	October 31, 2012

10.31	Amendment to Contract Manufacturing and Packaging Agreement between the Registrant and Chelten House Products, Inc. dated as of September 25, 2012†	Form 10-Q	001-35470	10.2	October 31, 2012

10.32	Contract Manufacturing and Packaging Agreement between the Registrant and Little Lady Foods, Inc. dated as of September 28, 2012†	Form 10-Q	001-35470	10.3	October 31, 2012

10.33	Share Repurchase Agreement entered into as of February 28, 2013, by and among the Registrant and Solera Partners, L.P. and SCI Partners, L.P.	Form 8-K	001-35470	10.1	March 1, 2013

10.34	Amendment No. 1 to the Second Amended and Restated Loan Agreement dated as of March 7, 2013 between Bank of America, N.A. and the Registrant	Form 8-K	001-35470	10.1	March 8, 2013

10.35	Reaffirmation of Amended and Restated Security Agreement dated as of March 7, 2013 between Bank of America, N.A. and the Registrant	Form 8-K	001-35470	10.2	March 8, 2013

10.36	Offer Letter between Annie’s, Inc. and Isobel Jones+	Form 8-K	001-35470	10.1	April 2, 2013

10.37*	Form of Omnibus Incentive Plan Stock Option Award Agreement+

10.38*	Form of Omnibus Incentive Plan Restricted Stock Unit Award Agreement +

Exhibit Number	Description	Incorporation by Reference
		Form	File No.	Exhibit(s)	Filing Date

10.39*	Form of Omnibus Incentive Plan Performance Share Unit Award Agreement +

10.40*	Independent Director Compensation Plan+

10.41*	Independent Director Restricted Stock Unit Award Program under the Omnibus Incentive Plan (as amended and restated effective May 30, 2013)+

10.42*	Form of Notice of Grant under Independent Director Restricted Stock Unit Award Program+

21.1	Subsidiaries of the Registrant	Form S-1	333-178270	21.1	December 1, 2011

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101*	The following materials from Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of March 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the years ended March 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended March 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2013, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.

+	Indicates a management contract or compensatory plan or arrangement.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.
*	Furnished or filed herewith, as applicable