Form 10-Q
period 2013-06-30
Annie's, Inc.
filed 2013-08-08
CIK 1431897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

On July 15, 2013, the registrant had 16,889,239 shares of common stock, par value $0.001 per share, outstanding.

Annie’s, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Annie’s, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)

	June 30, 2013	March 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$1,562	$4,930
Accounts receivable, net	15,409	20,015
Inventory	18,473	15,147
Deferred tax assets	2,558	2,558
Income tax receivable	—	588
Prepaid expenses and other current assets	3,690	5,050

Total current assets	41,692	48,288
Property and equipment, net	6,142	6,138
Goodwill	30,809	30,809
Intangible assets, net	1,101	1,116
Deferred tax assets, long-term	3,673	3,704
Other non-current assets	162	157

Total assets	$83,579	$90,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,501	$4,342
Accrued liabilities	11,046	12,021

Total current liabilities	13,547	16,363
Credit facility	7	7,007
Other non-current liabilities	949	913

Total liabilities	14,503	24,283

Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	17	17
Additional paid-in capital	94,308	93,190
Accumulated deficit	(25,249)	(27,278)

Total stockholders’ equity	69,076	65,929

Total liabilities and stockholders’ equity	$83,579	$90,212

See accompanying notes to the unaudited condensed consolidated financial statements

Annie’s, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2013	2012

Net sales	$39,040	$34,293
Cost of sales (including costs associated with product recall of $217 during the three months ended June 30, 2013)	24,278	20,486

Gross profit	14,762	13,807
Operating expenses:
Selling, general and administrative expenses (including costs associated product recall of $43 during three months ended June 30, 2013)	11,327	10,211

Income from operations	3,435	3,596
Interest expense	(71)	(40)
Other income (expense), net	26	49

Income before provision for income taxes	3,390	3,605
Provision for income taxes	1,361	1,474

Net income	$2,029	$2,131

Net income per share
—Basic	$0.12	$0.13

—Diluted	$0.12	$0.12

Weighted average shares of common stock outstanding used in computing net income per share
—Basic	16,869,557	16,936,007

—Diluted	17,353,222	17,600,908

See accompanying notes to the unaudited condensed consolidated financial statements

Annie’s, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at March 31, 2013	—	$—	16,849,016	$17	$93,190	$(27,278)	$65,929
Exercise of stock options	—	—	40,044	—	455	—	455
Excess tax benefit from stock-based compensation	—	—	—	—	370	—	370
Stock-based compensation	—	—	—	—	293	—	293
Net Income	—	—	—	—	—	2,029	2,029

Balance at June 30, 2013	—	$—	16,889,060	$17	$94,308	$(25,249)	$69,076

See accompanying notes to the unaudited condensed consolidated financial statements

Annie’s, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,029	$2,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	309	200
Stock-based compensation	293	216
Inventory reserves	239	(112)
Excess tax benefit from stock-based compensation	(370)	(4,201)
Accretion of imputed interest on purchase of intangible asset	36	35
Change in fair value of convertible preferred stock warrant liability	—	13
Amortization of deferred financing costs	3	5
Deferred taxes	31	146
Changes in operating assets and liabilities:
Accounts receivable, net	4,606	4,482
Inventory	(3,565)	(4,282)
Income tax receivable	588	164
Prepaid expenses, other current and non-current assets	1,415	(352)
Accounts payable	(1,867)	284
Related-party payable	—	(1,305)
Accrued expenses and other non-current liabilities	(605)	3,526

Net cash provided by operating activities	3,142	950

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(272)	(735)

Net cash used in investing activities	(272)	(735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	4,449	735
Payments to credit facility	(11,449)	(13,531)
Proceeds from common shares issued in initial public offering, net of issuance costs	—	11,146
Excess tax benefit from stock-based compensation	370	4,201
Proceeds from exercises of stock options	392	1,774

Net cash provided by (used in) financing activities	(6,238)	4,325

NET INCREASE (DECREASE) IN CASH	(3,368)	4,540

CASH—Beginning of period	4,930	562

CASH—End of period	$1,562	$5,102

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment funded through accounts payable	$26	$40
Conversion of convertible preferred stock into common stock	$—	$81,373

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim condensed consolidated balance sheets as of June 30, 2013 and March 31, 2013, the interim condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2013, and the interim condensed consolidated statements of operations and cash flows for the three months ended June 30, 2013 and 2012 are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Company’s Annual Report on Form 10-K filed with the SEC on June 14, 2013. The March 31, 2013 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly our financial position as of June 30, 2013 and results of our operations and cash flows for the three months ended June 30, 2013 and 2012. The interim results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014.

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Annie’s Homegrown, Inc., Napa Valley Kitchen, Inc. and Annie’s Enterprises, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Initial Public Offering (IPO)

On April 2, 2012, the Company closed its IPO, in which it sold 950,000 shares of common stock at a price of $19.00 per share and raised $11.1 million in net proceeds after deducting underwriting discounts and commissions of $1.3 million and other offering expenses of $5.6 million. In addition, certain of the Company’s stockholders, including funds affiliated with Solera Capital, LLC, sold 4.8 million shares at the $19.00 offering price in the IPO. The Company sometimes refers to Solera Capital, LLC and its affiliates as Solera in this Quarterly Report on Form 10-Q.

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

Pursuant to the Company’s Amended and Restated Certificate of Incorporation or Charter and its Amended and Restated Bylaws, which became effective upon consummation of the IPO, the Company has authorized 35,000,000 shares of capital stock, 30,000,000 shares, par value $0.001 per share, of which are common stock and 5,000,000 shares, par value $0.001 per share, of which are preferred stock. As of June 30, 2013, 16,889,060 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

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

Concentration Risk

The table below provides net sales, expressed as a percentage of the Company’s net sales, from the three largest customers during the three months ended June 30, 2013 and 2012:

	Net Sales
	Customer A	Customer B	Customer C
Three Months Ended June 30,
2013	24%	9%	12%
2012	28%	9%	10%

As of June 30, 2013, three customers represented 31%, 20% and 10%, respectively of accounts receivable. The same three customers represented 26%, 36% and 10%, respectively, of accounts receivable as of March 31, 2013.

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

The carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. Upon consummation of the IPO on April 2, 2012, prior to the automatic conversion of the convertible preferred stock warrant into a common stock warrant, it was remeasured and the change in fair value was recorded as a non-cash charge in other income (expense), net and the related liability was reclassified to additional paid-in capital (Note 7).

Property and Equipment

The Company capitalizes certain internal and external costs related to the development and enhancement of the Company’s internal-use software. Capitalized internal-use software development costs are included in property and equipment on the accompanying condensed consolidated balance sheets. As of June 30, 2013, the Company had $2.1 million capitalized software development costs, net of accumulated amortization, including $0.5 million in construction in progress. As of March 31, 2013, the Company had $2.1 million capitalized software development costs, net of accumulated amortization, including $0.4 million in construction in progress.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses in the condensed consolidated statements of operations. Shipping and handling costs primarily consist of costs associated with moving finished products to customers, including costs associated with the Company’s distribution center, route delivery costs and the cost of shipping products to customers through third-party carriers. Shipping and handling costs recorded as a component of selling, general and administrative expenses were $1.5 million and $1.3 million for the three months ended June 30, 2013 and 2012, respectively.

Research and Development Costs

Research and development costs consist of the costs incurred to develop new products. These costs include consumer research, prototype development, materials and resources to conduct trial production runs, package development and employee-related costs for personnel responsible for product innovation. Research and development costs recorded as a component of selling, general and administrative expenses were $0.6 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively.

Advertising Costs

Advertising costs include the costs of producing advertisements and the costs of communicating advertisements. The costs of producing advertisements are expensed as incurred and the costs of communicating advertising are expensed over the period of communication. Total advertising costs for the three months ended June 30, 2013 and 2012 included in selling, general and administrative expenses were $0.4 million and $0.3 million, respectively.

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

Net Income Per Share of Common Stock

Basic net income per share of common stock is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share of common stock is computed by giving effect to all potentially dilutive securities outstanding during the period. The Company utilizes the treasury stock method to calculate potential common shares that underlie its stock options to purchase common stock and restricted stock units. Performance share units were excluded from potential common shares since no shares were issuable as of June 30, 2013 and March 31, 2013. Certain stock options to purchase our common stock and restricted stock units had an anti-dilutive effect on the earnings per share for the periods presented, and were also excluded.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

3.	Balance Sheet Components

Inventory

Inventory is comprised of the following (in thousands):

	June 30, 2013	March 31, 2013

Raw materials	$1,084	$1,391
Work in process	1,854	2,142
Finished goods	15,535	11,614

Inventory	$18,473	$15,147

Property and Equipment, Net

Property and equipment, net are comprised of the following (in thousands):

	June 30, 2013	March 31, 2013

Equipment and automotive	$3,677	$2,959
Software	2,410	2,410
Leasehold improvements	1,342	1,195
Plates and dies	253	244

Total property and equipment	7,682	6,808
Less: Accumulated depreciation and amortization	(2,051)	(1,760)
Construction in progress	511	1,090

Property and equipment, net	$6,142	$6,138

The Company incurred depreciation expense of $294,000 and $185,000 during the three months ended June 30, 2013 and 2012, respectively.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Intangible Assets, Net

Intangible assets, net are comprised of the following (in thousands):

	June 30, 2013	March 31, 2013

Product formulas	$1,023	$1,023
Other intangible assets	189	189

Total intangible assets	1,212	1,212
Less: accumulated amortization	(111)	(96)

Intangible assets, net	$1,101	$1,116

The Company incurred amortization expense of $15,000 on its intangible assets during each of the three months ended June 30, 2013 and 2012, respectively.

The estimated future amortization expense relating to intangible assets is anticipated to be $45,000 for the remainder of fiscal 2014; $60,000 for each of the next five years from fiscal 2015 through fiscal 2019, totaling $300,000; and $756,000 after fiscal 2019.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2013 and March 31, 2013 included receivables from contract manufacturers and suppliers of $2.2 million and $3.9 million, respectively.

Accrued Liabilities

The following table shows the components of accrued liabilities (in thousands):

	June 30, 2013	March 31, 2013

Payroll and employee-related expenses	$1,856	$3,779
Accrued trade expenses	1,891	2,299
Inventory received not invoiced	5,720	4,038
Deferred rent	257	260
Brokerage commissions	135	407
Other accrued liabilities	1,187	1,238

Total accrued liabilities	$11,046	$12,021

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.	Credit Facility

In 2005, the Company entered into a bank line of credit agreement (the “Credit Agreement”) with Bank of America, N.A., which provided for revolving loans and letters of credit up to $11.0 million. In March 2008, the Company amended the Credit Agreement with Bank of America to establish an inter-creditor agreement with another lender (Note 7). In August 2010, the Company amended the Credit Agreement to decrease the maximum borrowing limit on revolving loans to $10.0 million and extended the expiration date to August 20, 2012. In December 2011, the Company entered into a second amended and restated credit facility with Bank of America that, among other things, provided for an increase in its line of credit to $20.0 million and an extension of the term through August 2014. In March 2013, the Company entered into another amendment to its credit facility. This amendment provides for, among other things, an increase in the line of credit to $40.0 million and extension of the term through August 2016. The Credit Agreement is collateralized by substantially all of the Company’s assets.

The Company may select from three interest rate options for borrowings under the credit facility: (i) LIBOR (as defined in the credit facility) plus 1.25%, (ii) IBOR (as defined in the credit facility) plus 1.25% or (iii) Prime Rate (as defined in the credit facility). Weighted average interest was 1.5% and 1.5% for the three months ended June 30, 2013 and 2012, respectively. The Company is required to pay a commitment fee on the unused credit facility commitments, if the outstanding balance is less than half the commitment at an annual rate ranging from 0.25% to 0.40% depending on the utilization rate. As of June 30, 2013 and March 31, 2013, there was $40.0 million and $33.0 million, respectively, of availability for borrowings under the Credit Agreement. Interest is payable monthly.

The credit facility contains restrictions on, among other things, the Company’s ability to incur additional indebtedness, pay dividends or make other distributions and make investments and loans. The credit facility also limits the Company’s ability to make capital expenditures in excess of $15.0 million. The credit facility requires that the Company maintain a Funded Debt (as defined in the credit facility) to Adjusted EBITDA (as defined in the credit facility) ratio of not more than 2.75 to 1.0 and a minimum Net Worth (as defined in the credit facility) equal to at least $50.0 million, plus 30% of earnings after taxes earned each quarter (if positive), beginning with the June 2013 quarterly earnings.

There are various financial and other covenants under the Credit Agreement. Financial covenants, as defined in the Credit Agreement include a net income covenant, total liabilities to tangible net worth covenant and a minimum fixed charge coverage covenant, through the term of the agreement. The Credit Agreement requires the Company to submit interim and annual financial statements by specified dates after each reporting period. The Company was in compliance with the covenants as of June 30, 2013 and March 31, 2013.

5.	Related Party Transactions

Agreement with Solera Capital, LLC

The Company had an advisory services agreement with Solera, which it terminated upon the consummation of the IPO and as such the Company paid Solera a one-time termination fee of $1.3 million in April 2012. Additionally, the Company is a party to an amended and restated registration rights agreement dated as of November 14, 2005, or Registration Rights Agreement, relating to its shares of common stock held by certain affiliates of Solera and certain other stockholders. In connection with Solera’s exercise of its rights under the Registration Rights Agreement, the Company filed a registration statement on Form S-3 on July 16, 2013 to register Solera’s remaining shares. In connection with preparations for filing of this registration statement, the Company incurred $34,000 for legal and other out-of-pocket expenses on Solera’s behalf during the three months ended June 30, 2013.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

6.	Commitments and Contingencies

Lease Commitments

The Company leases its offices and other equipment under noncancelable operating leases that expire through fiscal year 2019. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended June 30, 2013 and 2012 was $150,000 and $120,000, respectively.

Future minimum lease payments under the noncancelable operating leases as of June 30, 2013 are as follows (in thousands):

Lease Payments

Nine Months Ending March 31, 2014	$493
Fiscal Year Ending March 31:
2015	675
2016	673
2017	669
2018	662
2019	586

Total future minimum lease payments	$3,758

Purchase Commitments

The Company has material non-cancelable purchase commitments, directly or through contract manufacturers, to purchase ingredients to be used in the future to manufacture its products. As of June 30, 2013, the Company’s purchase commitments totaled $19.2 million, which will substantially be incurred within a year.

In September 2011, the Company entered into an agreement with its contract warehousing company that includes minimum overhead fees of $200,000 annually beginning April 1, 2012 through June 30, 2015. As of June 30, 2013, the remaining obligation under the agreement for overhead fees was $400,000.

In November 2011, the Company entered into an agreement with one of its contract manufacturers for the purchase of product formulas for a purchase price of $2.0 million. The agreement requires annual payments of at least $150,000 in each of the first six years of the agreement with the balance of the $2.0 million payment due at the end of the seven-year term in November 2018. As of June 30, 2013, the Company’s remaining obligation for product formulas was $1.85 million.

Indemnifications

In the normal course of business, the Company enters into contracts that contain a variety of representations and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. The Company has not paid any significant claims or been required to defend any action related to its indemnification obligations, and, accordingly, the Company believes that the estimated fair value of these indemnification obligations is minimal and has not accrued any amounts for these obligations.

Legal Matters

From time to time, the Company is subject to claims and assessments in the ordinary course of business. The Company is not currently a party to any litigation matters that, individually or in the aggregate, are expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

7.	Convertible Preferred Stock Warrant

In March 2008, in connection with a prior term loan, the Company had issued a warrant to Hercules Technology II, L.P. (“Hercules”) for the purchase of 80,560 shares of Series A 2005 Convertible Preferred Stock at an exercise price of $8.07 per share. The warrant was immediately exercisable on the date of issuance and was scheduled to expire at the earlier of five years from a qualifying IPO of the Company’s common stock or April 1, 2018. Upon the consummation of the Company’s IPO on April 2, 2012, the warrant became a warrant to purchase 80,560 shares of our common stock. As such, the Company on April 2, 2012 measured the fair value of the outstanding convertible preferred stock warrant using an option pricing method and recorded a non-cash charge of $13,000 related to the increase in the fair value of the convertible preferred stock warrant in other income (expense), net and the related convertible preferred stock warrant liability was reclassified to additional paid-in capital. On April 12, 2012, Hercules exercised the warrant to purchase 80,560 shares of our common stock by surrendering 17,367 shares to pay for the exercise. As a result, the Company issued Hercules 63,193 shares of common stock.

8.	Preferred Stock

As of each of June 30, 2013 and March 31, 2013, the Company’s Charter authorized 5,000,000 shares of preferred stock, $0.001 par value per share. As of June 30, 2013, no certificate of designations defining the rights and preferences of the preferred stock had been filed and no shares of preferred stock were issued and outstanding.

9.	Common Stock

As of each of June 30, 2013 and March 31, 2013, the Company’s Charter authorized 30,000,000 shares of common stock, $0.001 par value per share, respectively, of which 16,889,060 and 16,849,016 shares were issued and outstanding, respectively. Each share of the common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available therefor and if, as and when declared by the Company’s Board of Directors. No dividends were declared or paid during the three months ended June 30, 2013 and 2012, respectively.

10.	Stock-Based Awards

The Company has adopted performance incentive plans (the 2004 Stock Option Plan and the Omnibus Incentive Plan, which together are the “Plans”) under which nonqualified stock options, restricted stock units and performance share units are granted to eligible employees, officers and directors. The Company has also granted non-plan performance based option awards to certain key management. Options granted under Plans to date generally vest over a two- to five-year period from the date of grant. Vested options can be exercised and generally expire ten years after the grant date. The restricted stock units granted to employees vest 50% on the second anniversary of the grant date, and the remaining 50% on the third anniversary of the grant date, provided continuance of employment with the Company. The performance share units granted to employees vest based on achievement of required cumulative compounded adjusted diluted earnings per share growth during the stipulated three-year performance period applicable to a grant. Stock-based compensation expense included in selling, general and administrative expenses was $293,000 and $216,000 for the three months ended June 30, 2013 and 2012, respectively.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Activity of stock options under our 2004 Plan, non-plan option awards and Omnibus Incentive Plan is set forth below:

	Number of Shares	Weighted-Average Exercise Price

Balance, March 31, 2013	1,203,990	$13.26
Granted	41,498	38.53
Forfeited	(9,793)	19.00
Exercised	(40,044)	11.36

Balance, June 30, 2013	1,195,651	$14.15

The weighted average grant date fair value of employee stock options granted during the three months ended June 30, 2013 was $13.99 per share. The total intrinsic value of stock options exercised during the three months ended June 30, 2013 was $1.1 million. The intrinsic value is calculated based on the difference between the exercise price and the fair value of the common stock at time of exercise.

The following table summarizes the activity of unvested restricted stock units and performance share units:

Shares-Based Awards	Shares	Weighted-Average Grant Date Fair Value

Unvested at March 31, 2013	71,165	$21.73
Granted	41,644	39.02
Vested	—	—
Forfeited	(2,841)	19.00

Unvested at June 30, 2013	109,968	$28.35

As of June 30, 2013, there were 83,136 unvested performance share units outstanding, net of actual forfeitures. As of June 30, 2013, the number of shares estimated to be issued at the end of the performance period(s) is a total of 41,574 shares. The maximum number of total shares that could be issued at the end of performance period(s) is 124,710 shares.

As of June 30, 2013, there was $4.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 3.3 years.

11.	Income Taxes

The Company’s effective tax rate was 40.2% for the three months ended June 30, 2013, compared to 40.9% for the three months ended June 30, 2012. The effective tax rate is based on a projection of the Company’s annual fiscal year results. The effective tax rate for the three months ended June 30, 2013 was lower than the effective tax rate for the three months ended June 30, 2012 due to the impact of permanent items and federal and state income tax credits. The Company expects its full year effective tax rate for fiscal 2014 to be approximately 40% to 41%.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

12.	Net Income per Share of Common Stock attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share of common stock for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended June 30,
	2013	2012

Options to purchase common stock	132,737	2,562
Restricted stock units	7,640	—

Total	140,377	2,562

A reconciliation of the basic and diluted net income per share attributable to common stockholders is as follows (in thousands except share and per share amounts):

	Three Months Ended June 30,
	2013	2012
Net income per share:

Net income	$2,029	$2,131

Weighted average shares of common stock outstanding used in computing net income—basic	16,869,557	16,936,007
Potential dilutive options	472,117	659,040
Potential dilutive restricted stock units	11,548	5,861

Weighted average shares of common stock outstanding used in computing net income—diluted	17,353,222	17,600,908

Net income per share
—Basic	$0.12	$0.13

—Diluted	$0.12	$0.12

13.	Geographic Areas and Product Sales

The Company’s net sales by geographic areas, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Three Months Ended June 30,
	2013	2012

United States	$37,445	$33,148
Canada	1,595	1,145

	$39,040	$34,293

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table sets forth net sales by product category (in thousands):

	Three Months Ended June 30,
	2013	2012

Meals	$16,554	$14,667
Snacks	15,821	13,463
Dressings, condiments and other	6,665	6,163

	$39,040	$34,293

All of the Company’s long-lived assets are located in the U.S.

14.	Product Recall

In January 2013, the Company announced a voluntary product recall of certified organic and made with organic pizza products due to the possible presence of fragments of flexible metal mesh from a faulty screen at a third-party flour mill. The Company initiated the recall of all lots of pizza product manufactured with this supplier’s flour from its first purchase from the supplier in May 2012. The Company recorded certain items associated with the recall in its financial results for the three months ended June 30, 2013.

The Company recorded the estimated customer and consumer returns as a reduction of net sales, related costs associated with product returns, destruction charges, inventory write-off and costs incurred by contract manufacturers as cost of sales, and administrative costs associated with the recall such as legal expenses as selling, general and administrative expenses. As a result of the voluntary product recall, the Company recorded charges for product returns and recall-related costs of approximately $0.3 million for the three months ended June 30, 2013 as follows (in thousands except per share amount):

Amount

Reduction of net sales	$—
Incremental cost of sales	217
Incremental administrative costs	43

Total reduction to income before income taxes	$260

Impact on net income	$156

Impact on net income per diluted share	$0.01

The accrual for product returns is based on the Company’s estimate of cases of pizza products at retail stores and is derived from third-party data and other assumptions. A high degree of judgment is required in estimating consumer returns, shelf and in-stock inventory at retailers across distribution channels, fees and incentives to be earned by customers for their effort to return the products, future freight rates and consumers’ claims. Actual results could differ from those estimates. The Company expects to incur approximately $0.1 million of additional costs associated with the voluntary product recall.

The Company carries product recall insurance and expects to recover a substantial portion of the recall-related costs from its insurance carrier. The Company may seek to recover additional costs from the third-party flour mill. The Company has submitted its claim to the insurance company and, as of July 31, 2013, recovered $0.4 million against the claims submitted. The impact of the recovery from the insurance was included in net sales for the fourth quarter of fiscal 2013.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended March 31, 2013 (“fiscal 2013”) included in our Annual Report on Form 10-K filed with the SEC on June 14, 2013. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended,( the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those in our Form 10-K discussed in the section titled “Risk Factors” including risks relating to competition; new product introductions; implementation of our growth strategy; our brand; our reputation; product liability claims; product recalls and related insurance proceeds (if any); economic disruptions; changes in consumer preferences; ingredient and packaging costs and availability; reliance on a limited number of distributors, retailers, contract manufacturers and third-party suppliers and an outside warehouse facility; efficiency projects; intellectual property and related disputes; regulatory compliance; transportation; our supply-chain; our and our customers’ inventory levels; and seasonality. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

Our net sales are derived primarily from the sale of meals, snacks, dressings, condiments and other products under the Annie’s Homegrown and Annie’s Naturals brand names. We have experienced strong growth across all product categories, resulting from our focus on supporting our best-selling items and the introduction of new products in these categories.

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

As a result of the voluntary product recall, we recorded charges that negatively impacted our gross profit and net income by $0.2 million and $0.3 million, respectively, for the three months ended June 30, 2013. The recorded charges are estimated and based on information available to us when we recorded the charges. So far we have recovered $0.4 million of the recall-related costs from our product recall insurance, which was recorded in the fourth quarter of fiscal 2013. We expect to recover additional amounts from our insurance or the third-party flour mill. Recoveries are recorded to offset the charges once recovery is probable. We expect the effects of the voluntary product recall to continue to be reflected in our financial statements over the next few quarters.

During the fourth quarter of fiscal 2013, we restarted the production of our certified organic and made with organic pizza products using flour from an alternative supplier with which we have a long-standing relationship and began shipping replacement product into distributors and retailers in February 2013 in order to replenish retail shelves and inventories.

Trends and Other Factors Affecting Our Business

The growth rates for the U.S. natural and organic food market have been, and are expected to continue to be, higher than those for the overall U.S. food market. We believe growth in the natural and organic food market is driven by various factors, including heightened awareness of the role that food and nutrition play in long-term health and wellness. Many consumers prefer natural and organic products due to increasing concerns over the purity and safety of food as a result of the presence of pesticide residues, growth hormones and artificial and genetically engineered ingredients in the foods we eat. In this growing market, we expect competition from other natural and organic packaged food companies as well as mainstream conventional packaged food companies to increase, as they may seek to introduce products in our key categories or seek to make existing products more attractive to the natural and organic consumer. We continue to experience greater consumer demand for natural and organic food products and increasing awareness of the Annie’s brand and our offerings have contributed to increased growth in net sales.

Our top-line growth continues to be driven by our increased penetration of mainstream grocery and mass merchandiser channels, and improved placement in the mainstream grocery channel. Additionally, we believe our continued product innovation, including adding new flavors and sizes to existing lines and introducing new product lines, will benefit net sales growth. In June 2013, we entered into the single-serve microwavable cup segment of the macaroni and cheese category and in August 2013, we announced our entry into family-size frozen entrées.

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

Additionally, we have invested significant time and energy to improve gross margins and achieve permanent cost reductions and productivity improvements in our supply chain. These efficiency projects have focused on selecting more cost-effective contract manufacturers, negotiating lower tolling fees, consolidating in-bound freight, leveraging warehouse expense and reducing ingredient and packaging costs through increased volume buys, contract consolidation, direct purchasing and price negotiation.

Selling, general and administrative expenses have increased as a result of the investment we have made in building our organization and adding headcount to support our growth. Many of our selling, general and administrative expenses are variable with volume, including freight and warehouse expenses and commissions paid to our sales brokers. In addition, we continue to make investments in marketing to drive trial of our products and promote awareness of our brand and in research and development to support our robust innovation pipeline.

Results of Operations

The following table sets forth items included in our consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

	Thee Months Ended June 30,		% of Net Sales
	2013	2012	2013	2012
	(in thousands, except for percentages)

Net sales	$39,040	$34,293	100.0%	100.0%
Cost of sales	24,278	20,486	62.2%	59.7%

Gross profit	14,762	13,807	37.8%	40.3%
Operating expenses:
Selling, general and administrative expenses	11,327	10,211	29.0%	29.8%

Total operating expenses	11,327	10,211	29.0%	29.8%

Income from operations	3,435	3,596	8.8%	10.5%
Interest expense	(71)	(40)	(0.2)%	(0.1)%
Other income (expense), net	26	49	0.1%	0.1%

Income before provision for income taxes	3,390	3,605	8.7%	10.5%
Provision for income taxes	1,361	1,474	3.5%	4.3%

Net income	$2,029	$2,131	5.2%	6.2%

Our discussion of our results of operations in this Quarterly Report on Form 10-Q includes certain net income figures that exclude the impact of our January 2013 voluntary product recall and shelf registration costs. These figures are non-GAAP financial measures. We calculate these non-GAAP figures by eliminating the impact of our January 2013 voluntary product recall and shelf registration costs, which we do not consider indicative of our ongoing operations. We believe these non-GAAP figures provide additional information to facilitate the comparison of our past and present financial results and better visibility into our normal operating results by isolating the effects of the voluntary product recall and shelf registration costs. However, our computation of these non-GAAP measures is likely to differ from methods used by other companies in computing similarly titled or defined terms, limiting the usefulness of these measures. These non-GAAP financial measures should not be considered in isolation or as alternatives to GAAP financial measures and investors should not rely on any single financial measure to evaluate our business.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net Sales

	Three Months Ended June 30,		Change		% of Net Sales
	2013	2012	$	%	2013	2012
	(in thousands, except for percentages)

Meals	$16,554	$14,667	$1,887	12.9%	42.4%	42.8%
Snacks	15,821	13,463	2,358	17.5%	40.5%	39.2%
Dressings, condiments and other	6,665	6,163	502	8.1%	17.2%	18.0%

Net sales	$39,040	$34,293	$4,747	13.8%	100.0%	100.0%

Net sales increased $4.7 million, or 13.8%, to $39.0 million in the three months ended June 30, 2013 compared to $34.3 million in the three months ended June 30, 2012. The net sales increase was primarily driven by volume with approximately 200 basis points of growth from higher average selling prices. Distribution gains and our mainline placement initiative contributed to the volume increase, primarily impacting mainstream grocery and mass merchandiser channels. These gains were partially offset by lower volume in the natural channel, primarily driven by a reduction in inventory carrying levels at one of our major customers.

The increase in net sales reflects a $2.4 million, $1.9 million and $0.5 million increase in net sales of snacks, meals and dressings, condiments and other, respectively. Snacks growth outpaced meals growth in this quarter due to higher net sales to mass merchandiser customers, which typically sell a higher volume of snacks than our customers in mainstream grocery and natural retailer channels, on average. The increase in snacks was primarily due to growth in our fruit snacks, grahams, crackers and mixed snacks product lines. The increase in meals was predominantly driven by strong growth in natural and gluten-free macaroni and cheese products partially offset by lower sales of organic and deluxe macaroni and cheese products. The increase in the dressings, condiments and other category was predominantly driven by strength in dressings and condiments.

Gross Profit

	Three Months Ended June 30,		Change
	2013	2012	$	%
	(in thousands, except for percentages)

Cost of sales	$24,278	$20,486	$3,792	18.5%

Gross profit	$14,762	$13,807	$955	6.9%

Gross margin %	37.8%	40.3%

Gross profit increased $1.0 million, or 6.9%, to $14.8 million in the three months ended June 30, 2013 from $13.8 million in the three months ended June 30, 2012. The increase in gross profit was primarily driven by higher net sales, partially offset by higher commodity costs and a $0.2 million increase in cost of sales associated with our January 2013 voluntary product recall relating to increased flour costs from an alternative supplier on short notice.

Gross margin decreased 2.5 percentage points to 37.8% in the three months ended June 30, 2013 from 40.3% in the three months ended June 30, 2012. The decrease in gross margin is primarily attributable to higher commodity costs and increased trade spending, partially offset by higher average selling prices.

Operating Expenses

	Three Months Ended June 30,		Change
	2013	2012	$	%
	(in thousands, except for percentages)

Operating expenses:
Selling, general and administrative expenses	$11,327	$10,211	$1,116	10.9%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.1 million, or 10.9%, to $11.3 million in the three months ended June 30, 2013 from $10.2 million in the three months ended June 30, 2012. This increase was due primarily to an increase in payroll expense resulting from increased headcount to support our growth. In addition, during the three months ended June 30, 2013, we incurred $43,000 administrative costs associated with the voluntary product recall and $34,000 for legal and other out-of-pocket expenses on Solera’s behalf to file a registration statement on Form S-3 to register Solera’s remaining shares. As a percentage of net sales, selling, general and administrative expenses decreased 0.8 percentage points to 29.0% in the three months ended June 30, 2013 from 29.8% in the three months ended June 30, 2012.

Income from Operations

	Three Months Ended June 30,		Change
	2013	2012	$	%
	(in thousands, except for percentages)

Income from operations	$3,435	$3,596	$(161)	(4.5)%

Income from operations as a percentage of net sales	8.8%	10.5%

As a result of the factors above, income from operations decreased $0.2 million, or 4.5%, to $3.4 million in the three months ended June 30, 2013, from $3.6 million in the three months ended June 30, 2012. Income from operations as a percentage of net sales decreased 1.7 percentage point to 8.8% in the three months ended June 30, 2013, from 10.5% in the three months ended June 30, 2012.

Interest Expense

	Three Months Ended June 30,		Change
	2013	2012	$	%
	(in thousands, except for percentages)

Interest expense	$(71)	$(40)	$(31)	77.5%

Interest expense increased during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due to higher non-utilization fees under our revolving line of credit.

Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2013	2012	$	%
	(in thousands, except for percentages)

Other income (expense), net	$26	$49	$(23)	(46.9)%

Other income (expense), net during the three months ended June 30, 2013 reflects royalty income. Other income (expense), net during the three months ended June 30, 2012 primarily reflects royalty income partially offset by a non-cash charge of $13,000 related to the increase in the fair value of the convertible preferred stock warrant on April 2, 2012, prior to its conversion into a common stock warrant.

Provision for income taxes

	Three Months Ended June 30,		Change
	2013	2012	$	%
	(in thousands, except for percentages)

Provision for income taxes	$1,361	$1,474	$(113)	(7.7)%

Effective tax rate	40.1%	40.9%

Our effective tax rate was 40.1% for the three months ended June 30, 2013, compared to 40.9% for the three months ended June 30, 2012. The effective tax rate is based on a projection of our annual fiscal year results. Our effective tax rate for the three months ended June 30, 2013 was lower than the effective tax rate for the three months ended June 30, 2012 due to the impact of permanent items and federal and state income tax credits. We expect our full year effective tax rate for fiscal 2014 to be approximately 40% to 41%.

Net income

	Three Months Ended June 30,		Change
	2013	2012	$	%
	(in thousands, except for percentages)

Net income	$2,029	$2,131	$(102)	(4.8)%

As a result of the factors above, net income decreased $0.1 million, or 4.8%, to $2.0 million in the three months ended June 30, 2013 from $2.1 million in the three months ended June 30, 2012.

Excluding the $0.2 million impact of the January 2013 voluntary product recall and shelf registration costs, our net income would have increased $0.1 million, or 4.1%, to $2.2 million for the three months ended June 30, 2013 from $2.1 million for the three months ended June 30, 2012.

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

Liquidity and Capital Resources

	June 30, 2013	March 31, 2013
	(in thousands)

Cash	$1,562	$4,930
Accounts receivable, net	15,409	20,015
Accounts payable	2,501	4,342
Accrued liabilities	11,046	12,021
Working capital(1)	28,145	31,925

(1)	Working capital consists of total current assets less total current liabilities

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash:

	June 30, 2013	June 30, 2012
	(in thousands)

Cash at beginning of period	$4,930	$562
Net cash provided by operating activities	3,142	950
Net cash used in investing activities	(272)	(735)
Net cash provided by (used in) financing activities	(6,238)	4,325

Cash at end of period	$1,562	$5,102

Cash Flows from Operating Activities.

Operating activities in the three months ended June 30, 2013 provided $3.1 million of cash primarily due to our net income of $2.0 million, which included non-cash charges totaling $0.9 million, primarily comprised of $0.3 million for depreciation and amortization, $0.3 million for stock-based compensation and $0.2 million for increased inventory reserves. Changes in operating assets and liabilities provided an additional $0.6 million of net cash, which is primarily comprised of a $4.6 million decrease in accounts receivable, a $1.4 million decrease in prepaid expenses, other current and non-current assets and a $0.6 million decrease in income tax receivable partially offset by a $3.6 million increase in inventory, a $1.9 million decrease in accounts payable and a $0.6 million decrease in accrued expenses and other non-current liabilities. These increases were partially offset by the excess tax benefit from stock-based compensation of $0.4 million.

Operating activities provided $1.0 million of cash during the three months ended June 30, 2012, primarily due to net income of $2.1 million, which included net non-cash charges of $0.5 million. Changes in operating asset and liability accounts provided an additional $2.5 million of net cash resulting from a $4.5 million decrease in accounts receivable and a $3.5 million increase in accrued expenses offset by a $4.3 million increase in inventory and a $1.3 million decrease in related party-payable, resulting from the termination of our advisory services agreement upon consummation of our IPO. This increase in cash was offset by the excess tax benefit from stock-based compensation of $4.2 million.

Cash Flows from Investing Activities.

Cash used in investing activities related to purchases of property and equipment during the three months ended June 30, 2013 and 2012 was $0.3 million and $0.7 million, respectively.

Cash Flows from Financing Activities.

Cash used in financing activities totaled $6.2 million in the three months ended June 30, 2013 including net pay down of $7.0 million for borrowings from our credit facility offset by $0.4 million in proceeds from exercises of stock options and $0.4 million in excess tax benefit from stock-based compensation.

Cash provided by financing activities totaled $4.3 million during the three months ended June 30, 2012, comprised of:

•	net proceeds of $11.1 million received from common shares issued in the IPO, net of issuance costs;

•	excess tax benefit from stock-based compensation of $4.2 million;

•	proceeds of $1.8 million received from exercises of stock options; and

•	net pay down of the outstanding balance of $12.8 million of our credit facility.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2013:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More than Five Years
	(in thousands)

Rent obligations(1)	$3,622	$630	$1,287	$1,279	$426
Equipment lease obligations(2)	136	31	60	45	—

Total operating lease obligations	3,758	661	1,347	1,324	426
Purchase commitments(3)	19,199	18,930	269	—	—
Product formula obligations(4)	1,850	150	300	1,400	—
Warehousing overheads obligations(5)	400	200	200	—	—

Total	$25,207	$19,941	$2,116	$2,724	$426

(1)	We lease approximately 33,500 square feet of space that houses our corporate headquarters and a storage area at 1610 Fifth Street, Berkeley, California pursuant to a lease agreement or Lease that was originally scheduled to expire in February 2016. In September 2012, we entered into an amendment to the Lease and extended the initial term of the lease for three additional years to February 2019. The rent for the additional three years will be equal to 95% of the then fair market rental rate for the property however, the monthly rent payable will not be less than the monthly rent payable during the immediately preceding month of the initial term. The landlord is required to deliver to us a notice of the fair market rental rate for the property no later than August 1, 2015. The table above assumes rent for the additional three years at the monthly rental rate applicable to last month’s rate of the original Lease.
(2)	We lease equipment under non-cancelable operating leases. These leases expire at various dates through 2019, excluding extensions at our option, and contain provisions for rental adjustments.
(3)	We have non-cancelable purchase commitments, directly or through contract manufacturers, to purchase ingredients to be used in the future to manufacture products.
(4)	This represents our obligation, to one of our contract manufacturers, for the purchase of product formulas in November 2011. Of these amounts, $1.1 million is included in total liabilities in our condensed consolidated balance sheet as of June 30, 2013.
(5)	We have an agreement with our contract warehousing company to pay minimum overhead fees through June 2015.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any holdings in variable interest entities.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Form 10-K for fiscal 2013, filed with the SEC on June 14, 2013, provides a detailed discussion of the market risks affecting our operations. We believe our exposure to these market risks did not change materially during the three months ended June 30, 2013.

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

Our management, including our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on this review, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to claims and assessments in the ordinary course of our business. We are not currently a party to any litigation matters that, individually or in the aggregate, are expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

ITEM 6. EXHIBITS

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date

10.1	Offer Letter between Annie’s, Inc. and Isobel Jones+	Form 8-K	001-35470	10.1	April 2, 2013

10.2	Form of Omnibus Incentive Plan Stock Option Award Agreement+	Form 10-K	001-35470	10.37	June 14, 2013

10.3	Form of Omnibus Incentive Plan Restricted Stock Unit Award Agreement +	Form 10-K	001-35470	10.38	June 14, 2013

10.4	Form of Omnibus Incentive Plan Performance Share Unit Award Agreement +	Form 10-K	001-35470	10.39	June 14, 2013

10.5	Independent Director Compensation Plan+	Form 10-K	001-35470	10.40	June 14, 2013

10.6	Independent Director Restricted Stock Unit Award Program under the Omnibus Incentive Plan (as amended and restated effective May 30, 2013)+	Form 10-K	001-35470	10.41	June 14, 2013

10.7	Form of Notice of Grant under Independent Director Restricted Stock Unit Award Program+	Form 10-K	001-35470	10.42	June 14, 2013

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101*	The following materials from Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and March 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended June 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2012 and (v) Notes to Condensed Consolidated Financial Statements.

+	Indicates a management contract or compensatory plan or arrangement.
*	Furnished or filed herewith, as applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2013

ANNIE’S, INC.

By:	/s/ Kelly J. Kennedy
Kelly J. Kennedy
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)