Form 10-Q
period 2013-09-30
Annie's, Inc.
filed 2013-11-07
CIK 1431897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

On October 15, 2013, the registrant had 16,912,015 shares of common stock, par value $0.001 per share, outstanding.

Annie’s, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Annie’s, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)

	September 30, 2013	March 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$11,090	$4,930
Accounts receivable, net of allowance	19,100	20,015
Inventory	17,333	15,147
Deferred tax assets	2,558	2,558
Income tax receivable	—	588
Prepaid expenses and other current assets	5,411	5,050

Total current assets	55,492	48,288
Property and equipment, net	6,192	6,138
Goodwill	30,809	30,809
Intangible assets, net	1,086	1,116
Deferred tax assets, long-term	3,617	3,704
Other non-current assets	147	157

Total assets	$97,343	$90,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,512	$4,342
Accrued liabilities	13,652	12,021

Total current liabilities	21,164	16,363
Credit facility	—	7,007
Other non-current liabilities	984	913

Total liabilities	22,148	24,283

Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Common stock	17	17
Additional paid-in capital	94,875	93,190
Accumulated deficit	(19,697)	(27,278)

Total stockholders’ equity	75,195	65,929

Total liabilities and stockholders’ equity	$97,343	$90,212

See accompanying notes to the unaudited condensed consolidated financial statements

Annie’s, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net sales (including product recall benefit of $751 during the three and six months ended September 30, 2013)	$58,650	$46,686	$97,690	$80,979
Cost of sales (including product recall benefit of $490 and $273 during the three and six months ended September 30, 2013, respectively)	36,749	28,786	61,027	49,272

Gross profit	21,901	17,900	36,663	31,707
Operating expenses:
Selling, general and administrative expenses (including product recall benefit of $32 and expense of $11 during the three and six months ended September 30, 2013, respectively)	12,538	11,539	23,865	21,750

Income from operations	9,363	6,361	12,798	9,957
Interest expense	(104)	(40)	(175)	(80)
Other income (expense), net	32	36	58	85

Income before provision for income taxes	9,291	6,357	12,681	9,962
Provision for income taxes	3,739	2,572	5,100	4,046

Net income	$5,552	$3,785	$7,581	$5,916

Net income per share
—Basic	$0.33	$0.22	$0.45	$0.35

—Diluted	$0.32	$0.21	$0.44	$0.34

Weighted average shares of common stock outstanding used in computing net income per share
—Basic	16,896,227	17,070,327	16,882,965	17,003,534

—Diluted	17,392,447	17,702,516	17,376,646	17,656,356

See accompanying notes to the unaudited condensed consolidated financial statements

Annie’s, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at March 31, 2013	16,849,016	$17	$93,190	$(27,278)	$65,929
Exercise of stock options	60,530	—	633	—	633
Excess tax benefit from stock-based compensation	—	—	643	—	643
Stock-based compensation	—	—	409	—	409
Net Income	—	—	—	7,581	7,581

Balance at September 30, 2013	16,909,546	$17	$94,875	$(19,697)	$75,195

See accompanying notes to the unaudited condensed consolidated financial statements

Annie’s, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,581	$5,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	637	463
Stock-based compensation	409	447
Provision for doubtful accounts	21	—
Inventory reserves	430	(80)
Excess tax benefit from stock-based compensation	(643)	(5,266)
Accretion of imputed interest on purchase of intangible asset	72	71
Change in fair value of convertible preferred stock warrant liability	—	13
Amortization of deferred financing costs	6	9
Deferred taxes	87	217
Changes in operating assets and liabilities:
Accounts receivable, net	894	162
Inventory	(2,616)	(2,119)
Income tax receivable	588	(149)
Prepaid expenses, other current and non-current assets	(174)	4,092
Accounts payable	3,158	1,359
Related-party payable	—	(1,305)
Accrued expenses and other non-current liabilities	2,273	5,426

Net cash provided by operating activities	12,723	9,256

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(649)	(1,009)

Net cash used in investing activities	(649)	(1,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	7,720	2,663
Payments to credit facility	(14,727)	(15,459)
Proceeds from common shares issued in initial public offering, net of issuance costs	—	11,146
Excess tax benefit from stock-based compensation	643	5,266
Proceeds from exercises of stock options	450	2,204

Net cash provided by (used in) financing activities	(5,914)	5,820

NET INCREASE IN CASH	6,160	14,067

CASH—Beginning of period	4,930	562

CASH—End of period	$11,090	$14,629

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment funded through accounts payable	$12	$13
Conversion of convertible preferred stock into common stock	$—	$81,373

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim condensed consolidated balance sheets as of September 30, 2013, the interim condensed consolidated statement of stockholders’ equity for the six months ended September 30, 2013, and the interim condensed consolidated statements of operations for the three and six months ended September 30, 2013 and 2012, and cash flows for the six months ended September 30, 2013 and 2012 are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Company’s Annual Report on Form 10-K filed with the SEC on June 14, 2013. The March 31, 2013 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly our financial position as of September 30, 2013 and results of our operations for the three and six months ended September 30, 2013 and 2012, and cash flows for the six months ended September 30, 2013 and 2012. The interim results for the six months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014.

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

Pursuant to the Company’s Amended and Restated Certificate of Incorporation or Charter and its Amended and Restated Bylaws, which became effective upon consummation of the IPO, the Company has authorized 35,000,000 shares of capital stock, 30,000,000 shares, par value $0.001 per share, of which are common stock and 5,000,000 shares, par value $0.001 per share, of which are preferred stock. As of September 30, 2013, 16,909,546 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

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

Shelf Registration Statement

On July 16, 2013, the Company filed a registration statement on Form S-3 to register 2,537,096 shares of common stock of the Company held by Solera. In connection with preparations for filing of this registration statement, the Company incurred $86,000 for legal, accounting and other out-of-pocket expenses on Solera’s behalf in the six months ended September 30, 2013.

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

Concentration Risk

Customers with 10% or more of the Company’s net sales consist of the following:

	Net Sales
	Customer A	Customer B	Customer C
Three Months Ended September 30,
2013	19%	16%	16%
2012	27%	13%	14%

Six Months Ended September 30,
2013	21%	13%	14%
2012	27%	11%	12%

As of September 30, 2013, three customers represented 31%, 19% and 10%, respectively, of accounts receivable. The same three customers represented 26%, 36% and 10%, respectively, of accounts receivable as of March 31, 2013.

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

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Property and Equipment

The Company capitalizes certain internal and external costs related to the development and enhancement of the Company’s internal-use software. Capitalized internal-use software development costs are included in property and equipment on the accompanying condensed consolidated balance sheets. As of September 30, 2013, the Company had $2.2 million capitalized software development costs, net of accumulated amortization, including $0.6 million in construction in progress. As of March 31, 2013, the Company had $2.1 million capitalized software development costs, net of accumulated amortization, including $0.4 million in construction in progress.

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses in the condensed consolidated statements of operations. Shipping and handling costs primarily consist of costs associated with moving finished products to customers, including costs associated with the Company’s distribution center, route delivery costs and the cost of shipping products to customers through third-party carriers. Shipping and handling costs recorded as a component of selling, general and administrative expenses were $1.8 million and $1.5 million for the three months ended September 30, 2013 and 2012, respectively and were $3.3 million and $2.8 million for the six months ended September 30, 2013 and 2012, respectively.

Research and Development Costs

Research and development costs consist of the costs incurred to develop new products. These costs include consumer research, prototype development, materials and resources to conduct trial production runs, package development and employee-related costs for personnel responsible for product innovation. Research and development costs recorded as a component of selling, general and administrative expenses were $0.6 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively and were $1.2 million and $1.5 million for the six months ended September 30, 2013 and 2012, respectively.

Advertising Costs

Advertising costs include the costs of producing advertisements and the costs of communicating advertisements. The costs of producing advertisements are expensed as incurred and the costs of communicating advertising are expensed over the period of communication. Total advertising costs for the three months ended September 30, 2013 and 2012 included in selling, general and administrative expenses were $0.4 million and $0.1 million, respectively, and were $0.8 million and $0.4 million for the six months ended September 30, 2013 and 2012, respectively.

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

Net Income Per Share of Common Stock

Basic net income per share of common stock is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share of common stock is computed by giving effect to all potentially dilutive securities outstanding during the period. The Company utilizes the treasury stock method to calculate potential common shares that underlie its stock options to purchase common stock and restricted stock units. Performance share units were excluded from potential common shares since no shares were issuable as of September 30, 2013 and March 31, 2013. Certain stock options to purchase our common stock and restricted stock units had an anti-dilutive effect on the earnings per share for the periods presented, and were also excluded.

3.	Balance Sheet Components

Inventory

Inventory is comprised of the following (in thousands):

	September 30, 2013	March 31, 2013

Raw materials	$2,063	$1,391
Work in process	1,020	2,142
Finished goods	14,250	11,614

Inventory	$17,333	$15,147

Property and Equipment, Net

Property and equipment, net are comprised of the following (in thousands):

	September 30, 2013	March 31, 2013

Equipment and automotive	$3,835	$2,959
Software	2,410	2,410
Leasehold improvements	1,344	1,195
Plates and dies	318	244

Total property and equipment	7,907	6,808
Less: Accumulated depreciation and amortization	(2,364)	(1,760)
Construction in progress	649	1,090

Property and equipment, net	$6,192	$6,138

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company incurred depreciation expense of $313,000 and $607,000 for the three and six months ended September 30, 2013, respectively. The depreciation expense for the same periods in the prior year was $248,000 and $433,000, respectively.

Intangible Assets, Net

Intangible assets, net are comprised of the following (in thousands):

	September 30, 2013	March 31, 2013

Product formulas	$1,023	$1,023
Other intangible assets	189	189

Total intangible assets	1,212	1,212
Less: accumulated amortization	(126)	(96)

Intangible assets, net	$1,086	$1,116

The Company incurred amortization expense of $15,000 and $30,000 on its intangible assets during the three and six months ended September 30, 2013. The amortization expense for the same periods over the prior year was $15,000 and $30,000, respectively.

The estimated future amortization expense relating to intangible assets for the remainder of fiscal 2014, for each of the next five years through fiscal 2019 and thereafter is $30,000, $60,000 and $756,000, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2013 and March 31, 2013 include receivables from contract manufacturers and suppliers of $3.0 million and $3.9 million, respectively.

Accrued Liabilities

The following table shows the components of accrued liabilities (in thousands):

	September 30, 2013	March 31, 2013

Payroll and employee-related expenses	$2,310	$3,779
Accrued trade expenses	5,060	2,299
Inventory received not invoiced	4,818	4,038
Deferred rent	253	260
Brokerage commissions	231	407
Other accrued liabilities	980	1,238

Total accrued liabilities	$13,652	$12,021

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.	Credit Facility

In 2005, the Company entered into a bank line of credit agreement (the “Credit Agreement”) with Bank of America, N.A., which provided for revolving loans up to $11.0 million. In March 2008, the Company amended the Credit Agreement with Bank of America to establish an inter-creditor agreement with another lender (Note 7). In August 2010, the Company amended the Credit Agreement to decrease the maximum borrowing limit on revolving loans to $10.0 million and extended the expiration date to August 20, 2012. In December 2011, the Company entered into a second amended and restated credit facility with Bank of America that, among other things, provided for an increase in its line of credit to $20.0 million and an extension of the term through August 2014. In March 2013, the Company entered into another amendment to its credit facility. This amendment provides for, among other things, an increase in the line of credit to $40.0 million and extension of the term through August 2016. The Credit Agreement is collateralized by substantially all of the Company’s assets.

The Company may select from three interest rate options for borrowings under the credit facility: (i) LIBOR (as defined in the credit facility) plus 1.25%, (ii) IBOR (as defined in the credit facility) plus 1.25% or (iii) Prime Rate (as defined in the credit facility). Weighted average interest was 1.4% and 1.5% for the three and six months ended September 30, 2013, respectively. Weighted average interest was 1.5% for each of the three and six months ended September 30, 2012. The Company is required to pay a commitment fee on the unused credit facility commitments, if the outstanding balance is less than half the commitment at an annual rate ranging from 0.25% to 0.40% depending on the utilization rate. As of September 30, 2013 and March 31, 2013, there was $40.0 million and $33.0 million, respectively, of availability for borrowings under the Credit Agreement. Interest is payable monthly.

The credit facility contains restrictions on, among other things, the Company’s ability to incur additional indebtedness, pay dividends or make other distributions and make investments and loans. The credit facility also limits the Company’s ability to make capital expenditures in excess of $15.0 million. The credit facility requires that the Company maintain a Funded Debt (as defined in the credit facility) to Adjusted EBITDA (as defined in the credit facility) ratio of not more than 2.75 to 1.0 and a minimum Net Worth (as defined in the credit facility) equal to at least $50.0 million, plus 30% of earnings after taxes earned each quarter (if positive), beginning with the June 2013 quarterly earnings. The Credit Agreement requires the Company to submit interim and annual financial statements by specified dates after each reporting period. The Company was in compliance with the covenants as of September 30, 2013 and March 31, 2013.

5.	Related Party Transactions

Agreements with Solera Capital, LLC

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

In connection with Solera’s exercise of its rights under the Registration Rights Agreement, the Company filed a registration statement on Form S-3 on July 16, 2013 to register Solera’s remaining shares. In connection with preparations for filing of this registration statement, the Company incurred $86,000 for legal and other out-of-pocket expenses on Solera’s behalf during the six months ended September 30, 2013.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

6.	Commitments and Contingencies

Lease Commitments

The Company leases its offices and other equipment under non-cancelable operating leases that expire through fiscal year 2019. Rent expense for non-cancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the three and six months ended September 30, 2013 was $156,000 and $306,000, respectively. Rent expense for the three and six months ended September 30, 2012 was $120,000 and $239,000, respectively.

Future minimum lease payments under the non-cancelable operating leases as of September 30, 2013 are as follows (in thousands):

Lease Payments

Six Months Ending March 31, 2014	$330
Fiscal Year Ending March 31:
2015	675
2016	673
2017	669
2018	662
2019	586

Total future minimum lease payments	$3,595

Purchase Commitments

The Company has material non-cancelable purchase commitments, directly or through contract manufacturers, to purchase ingredients to be used in the future to manufacture its products. As of September 30, 2013, the Company’s purchase commitments totaled $14.5 million, which will substantially be incurred within a year.

In September 2011, the Company entered into an agreement with its contract warehousing company that includes minimum overhead fees of $200,000 annually beginning April 1, 2012 through June 30, 2015. As of September 30, 2013, the remaining obligation under the agreement for overhead fees was $350,000.

In November 2011, the Company entered into an agreement with one of its contract manufacturers for the purchase of product formulas for a purchase price of $2.0 million. The agreement requires annual payments of at least $150,000 in each of the first six years of the agreement with the balance of the $2.0 million payment due at the end of the seven-year term in November 2018. As of September 30, 2013, the Company’s remaining obligation for product formulas was $1.85 million.

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

Legal Matters

On September 4, 2013, a private organization called the Center for Environmental Health (“CEH”) issued a 60-day notice of intent to sue (“Notice”) the Company and its subsidiary, Annie’s Homegrown, Inc., under California Health & Safety Code §§ 25249.5 et seq. (commonly referred to as “Proposition 65”). In the Notice, CEH claims that warnings are required in California for alleged exposures to lead and lead compounds from cookies, including Annie’s Gluten-Free Ginger Snap Bunny Cookies. Under Proposition 65, any private enforcer such as CEH may file a lawsuit if it first issues a valid 60-day notice, and if the California Attorney General or other specified California public enforcers do not file suit within 60 days after service. A Proposition 65 plaintiff may seek

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

injunctive relief as well as civil penalties, which may be assessed up to a maximum of $2,500 per violation per day, and a private plaintiff does not need to show that anyone has been harmed by the alleged exposures. A prevailing plaintiff may also seek its attorneys’ fees and costs under other California laws.

Although CEH has not yet filed a lawsuit naming the Company or Annie’s Homegrown, Inc., within the past year CEH has filed several lawsuits against other manufacturers and retailers regarding various types of products containing molasses and/or ginger, such as licorice candy, cookies, and baking mix products. In CEH’s cases involving cookies and baking mix products, CEH’s operative complaints have put at issue only those cookies or baking mix products that contain ginger and/or molasses as ingredients. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability should a suit be brought in connection with the Notice.

Additionally, from time to time, the Company is subject to claims, assessments or other legal proceedings in the ordinary course of business, including product liability claims, employee claims, and other general liability claims. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse effect on its financial position.

7.	Convertible Preferred Stock Warrant

In March 2008, in connection with a prior term loan, the Company had issued a warrant to Hercules Technology II, L.P. (“Hercules”) for the purchase of 80,560 shares of Series A 2005 Convertible Preferred Stock at an exercise price of $8.07 per share. The warrant was immediately exercisable on the date of issuance and was scheduled to expire at the earlier of five years from a qualifying IPO of the Company’s common stock or April 1, 2018. Upon the consummation of the Company’s IPO on April 2, 2012, the warrant became a warrant to purchase 80,560 shares of the Company’s common stock. As such, on April 2, 2012, the Company measured the fair value of the outstanding convertible preferred stock warrant using an option pricing method and recorded a non-cash charge of $13,000 related to the increase in the fair value of the convertible preferred stock warrant in other income (expense), net and the related convertible preferred stock warrant liability was reclassified to additional paid-in capital. On April 12, 2012, Hercules exercised the warrant to purchase 80,560 shares of Company’s common stock by surrendering 17,367 shares to pay for the exercise. As a result, the Company issued Hercules 63,193 shares of common stock.

8.	Preferred Stock

As of each of September 30, 2013 and March 31, 2013, the Company’s Charter authorized 5,000,000 shares of preferred stock, $0.001 par value per share. As of September 30, 2013, no certificate of designations defining the rights and preferences of the preferred stock had been filed and no shares of preferred stock were issued and outstanding.

9.	Common Stock

As of each of September 30, 2013 and March 31, 2013, the Company’s Charter authorized 30,000,000 shares of common stock, $0.001 par value per share, respectively, of which 16,909,546 and 16,849,016 shares were issued and outstanding, respectively. Each share of the common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available therefor and if, as and when declared by the Company’s Board of Directors. No dividends were declared or paid during the six months ended September 30, 2013 and 2012, respectively.

10.	Stock-Based Compensation

The Company has adopted performance incentive plans (the 2004 Stock Option Plan and the Omnibus Incentive Plan, which together are the “Plans”) under which nonqualified stock options, restricted stock units and performance share units are granted to eligible employees, officers and directors. The Company has also granted non-plan performance based option awards to certain key management. Options granted under Plans to date generally vest over a two- to five-year period from the date of grant. Vested options can be exercised and generally expire ten years after the grant date. The restricted stock units granted to employees vest 50% on the second anniversary of the grant date, and the remaining 50% on the third anniversary of the grant date, provided

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continuance of the employment with the Company. The performance share units granted to employees vest based on achievement of required cumulative compounded adjusted diluted earnings per share growth during the stipulated three-year period applicable to a grant. Stock-based compensation expense included in selling, general and administrative expenses was $116,000 and $231,000 for the three months ended September 30, 2013 and 2012, respectively, and was $409,000 and $447,000 for the six months ended September 30, 2013 and 2012, respectively.

The following table summarizes the activity of stock options during the six months ended September 30, 2013:

	Number of Shares	Weighted-Average Exercise Price

Balance, March 31, 2013	1,203,990	$13.26
Granted	42,276	38.62
Forfeited	(77,746)	18.31
Exercised	(60,530)	10.46

Balance, September 30, 2013	1,107,990	$13.24

The weighted average grant date fair value of employee stock options granted during the six months ended September 30, 2013 was $14.03 per share. The total intrinsic value of stock options exercised during the six months ended September 30, 2013 was $1.9 million. The intrinsic value is calculated based on the difference between the exercise price and the fair value of the common stock at time of exercise.

The following table summarizes the activity of unvested restricted stock units and performance share units during the six months ended September 30, 2013:

Shares-Based Awards	Shares	Weighted-Average Grant Date Fair Value

Unvested at March 31, 2013	71,165	$21.73
Granted	47,366	39.91
Vested	(4,692)	45.27
Forfeited	(13,442)	24.16

Unvested at September 30, 2013	100,397	$28.69

As of September 30, 2013, there were 73,333 unvested performance share units outstanding, net of actual forfeitures. As of September 30, 2013, the number of shares estimated to be issued at the end of the performance period(s) is a total of 36,672 shares. The maximum number of total shares that could be issued at the end of performance period(s) is 110,005 shares.

As of September 30, 2013, there was $3.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 3.1 years.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.	Income Taxes

The Company’s effective tax rate decreased to 40.2% for the three months ended September 30, 2013, compared to 40.5% for the three months ended September 30, 2012. The effective tax rate was 40.2% for the six months ended September 30, 2013, compared to 40.6% for the six months ended September 30, 2012. The effective tax rate is based on a projection of the Company’s annual fiscal year results. The effective tax rate for the three and six months ended September 30, 2013 was lower than the effective tax rate for the three and six months ended September 30, 2012 due to the impact of permanent items and federal and state income tax credits.

12.	Net Income per Share of Common Stock attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share of common stock for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Options to purchase common stock	85,046	2,562	133,515	2,562
Restricted stock units	5,434	6,256	12,864	6,256

Total	90,480	8,818	146,379	8,818

A reconciliation of the basic and diluted net income per share attributable to common stockholders is as follows (in thousands except share and per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net income per share:

Net income	$5,552	$3,785	$7,581	$5,916

Weighted average shares of common stock outstanding used in computing net income—basic	16,896,227	17,070,327	16,882,965	17,003,534
Potential dilutive options	482,058	625,684	480,517	646,468
Potential dilutive restricted stock units	14,162	6,505	13,164	6,354

Weighted average shares of common stock outstanding used in computing net income—diluted	17,392,447	17,702,516	17,376,646	17,656,356

Net income per share
—Basic	$0.33	$0.22	$0.45	$0.35

—Diluted	$0.32	$0.21	$0.44	$0.34

13.	Geographic Areas and Product Sales

The Company’s net sales by geographic area, based on the location to which the product was shipped, are summarized as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

United States	$56,226	$44,423	$93,671	$77,571
Canada	2,424	2,263	4,019	3,408

	$58,650	$46,686	$97,690	$80,979

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table sets forth net sales by product category (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Meals	$29,739	$21,869	$46,293	$36,536
Snacks	22,057	19,146	37,878	32,609
Dressings, condiments and other	6,854	5,671	13,519	11,834

	$58,650	$46,686	$97,690	$80,979

All of the Company’s long-lived assets are located in the U.S.

14.	Product Recall

In January 2013, the Company announced a voluntary product recall of certified organic and made with organic pizza products due to the possible presence of fragments of flexible metal mesh from a faulty screen at a third-party flour mill. The Company initiated the recall of all lots of pizza product manufactured with this supplier’s flour from its first purchase from the supplier in May 2012. The Company recorded certain items associated with the recall in its financial results for the three and six months ended September 30, 2013.

The Company recorded the estimated customer and consumer returns as a reduction of net sales, related costs associated with product returns, destruction charges, inventory write-off and costs incurred by contract manufacturers as cost of sales, and administrative costs associated with the recall such as legal expenses as selling, general and administrative expenses. The Company recorded $1.2 million for insurance recoveries and a $0.1 million in reduction of net sales reserve in connection with the product recall in each of the three and six months ended September 30, 2013, respectively. The impact of the recall-related charges and related insurance recoveries in the three and six months ended September 30, 2013 is as follows (in thousands except per share amount):

	Three Months Ended September 30, 2013	Six Months Ended September 30, 2013

Benefit to net sales	$751	$751
Benefit to cost of sales	490	273
Benefit to/(incremental) selling, general and administrative expenses	32	(11)

Total benefit to income before income taxes	$1,273	$1,013

Benefit to net income	$761	$606

Benefit to net income per diluted share	$0.04	$0.03

The Company does not expect any significant further additional costs associated with the voluntary product recall. The Company expects to receive additional recoveries from the involved insurance carriers in future quarters.

Annie’s, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

15.	Subsequent Events

On November 5, 2013, the Company entered into an agreement of purchase and sale with Safeway Inc. and Safeway Australia Holdings, Inc. (together the “Selling Parties”) to acquire a snack manufacturing plant in Joplin, Missouri (the “Joplin Plant”) for $6.0 million of cash, plus the value of inventory and supplies at closing (calculated based on the Selling Parties’ costs and currently estimated at approximately $4.0 million). The Company expects to fund the acquisition with cash from operations and, if necessary, by drawing under its revolving credit facility and to close the acquisition in the first quarter of fiscal 2015. The Joplin Plant has been the primary manufacturer of the Company’s cookie and cracker products for more than ten years. Company products produced in the Joplin Plant currently account for over 50% of its total snacks net sales and represent the majority of the Joplin Plant’s total production volume. In connection with the closing of the acquisition, the Company expects to enter into a three-year supply agreement with an affiliate of Safeway Inc., pursuant to which the Company will manufacture products for the affiliate.

On November 5, 2013, the Company entered into an amendment to its credit facility. This amendment provides for, among other things, consent for the Company to create a limited liability company (“LLC”) and guarantee performance of the LLC in the event and to the extent the Company assigns to the LLC any of its rights or obligations under the Purchase Agreement and for the issuance of letters of credit. Additionally, the amendment revises certain covenants and representations and warranties of the Company under the Credit Agreement.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended March 31, 2013 (“fiscal 2013”) included in our Annual Report on Form 10-K filed with the SEC on June 14, 2013. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, ( the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those in this Form 10-Q relating to the acquisition of the Joplin manufacturing plant and those in our Form 10-K discussed in the section titled “Risk Factors” including risks relating to competition; new product introductions; implementation of our growth strategy; our brand; our reputation; product liability claims; product recalls and related insurance recoveries (if any); economic disruptions; changes in consumer preferences; ingredient and packaging costs and availability; reliance on a limited number of distributors, retailers, contract manufacturers and third-party suppliers and an outside warehouse facility; efficiency projects; intellectual property and related disputes; regulatory compliance; transportation; our supply-chain; our and our customers’ inventory levels; and seasonality. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

Gross profit is net of cost of sales, which consists of the costs of ingredients in the manufacture of products, contract manufacturing fees, inventory write-off, packaging costs and in-bound freight charges. Ingredients account for the largest portion of the cost of sales followed by contract manufacturing fees and packaging costs.

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

On November 5, 2013, we entered into an agreement with Safeway Inc. and Safeway Australia Holdings, Inc. (together the “Selling Parties”) to acquire a snack manufacturing plant in Joplin, Missouri (the “Joplin Plant”) for $6.0 million, plus the value of inventory and supplies at closing (calculated based on the Selling Parties’ costs and currently estimated at approximately $4.0 million) . We expect to fund the acquisition with cash from operations and, if necessary, by drawing under our revolving credit facility, and to close the acquisition in the first quarter of fiscal 2015. The Joplin Plant has been the primary manufacturer of our cookie and cracker products for more than ten years. Our products produced in the Joplin Plant currently account for over 50% of our total snacks net sales and represent the majority of the Joplin Plant’s total production volume. In connection with the closing of the acquisition, we expect to enter into a three-year supply agreement with an affiliate of Safeway Inc., pursuant to which we will manufacture products for the affiliate. Including the impact of previously planned efficiency projects related to the Joplin Plant, the acquisition is not expected to materially impact our net income in fiscal 2015. The supply agreement is expected to have a positive impact on net sales and a negative impact on gross margin percentage. Over the long term, however, we expect the acquisition to have a positive impact on our gross margin percentage. Our Executive Vice President, Operations and Administration previously had oversight over the Joplin Plant when she was employed by Safeway, prior to joining us. Additionally, prior to joining us, our Senior Vice President, Supply Chain and Operations had experience running a variety of manufacturing plants.

At the end of fiscal year 2014, we will be deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and as a result, we will cease to be an “emerging growth company,” as defined in the JOBS Act. As a result, we will no longer be exempted from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and our independent registered public accounting firm will be required to evaluate and report on internal control over financial reporting. In connection with the auditor attestation, we expect to incur additional fees, consulting and other costs of approximately $0.3 million in fiscal 2014.

Voluntary Product Recall

We first began shipping organic frozen pizza in January 2012 and made with organic frozen pizza first shipped during second quarter of fiscal 2013. In January 2013, we announced a voluntary product recall of our certified organic and made with organic pizza products. The voluntary product recall was a result of our contract manufacturer for pizza crusts identifying small metal fragments in the pizza dough during a manufacturing run and in some finished pizza crusts made on the same day. We immediately halted production and began investigating the issue. Soon thereafter, we determined that the small metal fragments originated at the third-party flour mill from where we sourced our pizza flour. We then initiated a recall of all lots of pizza product manufactured with this supplier’s flour from our first purchase from the supplier in May 2012.

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

In the second quarter of fiscal 2013, we recorded $1.2 million for insurance recoveries and $0.1 million in reduction of net sales reserve in connection with the recall. We expect to recover additional amounts from the involved insurance carriers in future quarters. Recoveries are recorded to offset the charges once recovery is probable. We expect to receive additional recoveries from the involved insurance carriers in future quarters.

Trends and Other Factors Affecting Our Business

The growth rates for the U.S. natural and organic food market have been, and are expected to continue to be, higher than those for the overall U.S. food market. We believe growth in the natural and organic food market is driven by various factors, including heightened awareness of the role that food and nutrition play in long-term health and wellness. Many consumers prefer natural and organic products due to increasing concerns over the purity and safety of food as a result of the presence of pesticide residues, growth hormones and artificial and genetically engineered ingredients in the foods we eat. In this growing market, we expect competition from other natural and organic packaged food companies as well as mainstream conventional packaged food companies to increase, as they may seek to introduce products in our key categories or seek to make existing products more attractive to the natural and organic consumer. We continue to experience greater consumer demand for natural and organic food products and increasing awareness of the Annie’s brand, which has contributed to increased growth in net sales.

Our top-line growth continues to be driven by our increased penetration of mainstream grocery and mass merchandiser channels, improved placement in the mainstream grocery channel and continued product innovation which includes adding new flavors and sizes to existing lines as well as introduction of new product lines. In June 2013, we entered into the single-serve microwavable cup segment of the macaroni and cheese category and in August 2013, we entered into family-size frozen entrées.

We purchase finished products from our contract manufacturers. With an industry-wide commodity cost escalation starting in fiscal 2008, we became more directly involved in the sourcing of the ingredients for our products. This allowed us to consolidate ingredient sourcing across contract manufacturers in order to negotiate more favorable pricing on ingredients and, in some cases, to lock in ingredient pricing for typically six to 12 months forward through non-cancelable purchase commitments, directly or through contract manufacturers. In fiscal 2013, our contracted ingredients represented approximately 50% of our materials costs and over 31% of our cost of sales. These efforts mitigated the impact of volatile and increasing commodity costs on our business. We plan to continue to expand our portfolio of contracted ingredients and negotiate pricing agreement for future purchases to allow us sufficient time to respond to changes in our ingredient costs over time.

Additionally, we have invested significant time and energy to offset higher costs and achieve cost reductions and productivity improvements in our supply chain. These efficiency projects have focused on selecting more cost-effective contract manufacturers, negotiating lower tolling fees, consolidating in-bound freight, leveraging warehouse expense and reducing ingredient and packaging costs through increased volume buys, contract consolidation, direct purchasing, investment in capital equipment at our contract manufacturers to improve line throughput and reduce production costs, and price negotiation. We believe that our planned acquisition of the Joplin Plant is the next evolution of our hybrid model and provides us with the opportunity over the long-term to benefit from fixed cost leverage as we drive snacks volume.

While our cost structure continues to benefit from ongoing productivity and cost reducing initiatives, we have experienced increased margin pressure in fiscal 2014 resulting from several factors, including: continued input cost inflation; more limited price increases compared to prior years; a faster pace of product innovation; customer and product mix changes; increased inventory obsolescence; and higher trade spending to support continued distribution and market share growth in a competitive food retailing environment. Although commodity costs for conventional ingredients have recently moderated or declined, we have not yet experienced similar cost changes to our ingredients and continue to experience year-over-year commodity increases.

Selling, general and administrative expenses have increased as a result of the investment we have made in building our organization and adding headcount to support our growth. Many of our selling, general and administrative expenses are variable with volume, including freight and warehouse expenses and commissions paid to our sales brokers. In addition, we continue to make investments in marketing to drive trial of our products, promote awareness of our brand, and compete effectively against conventional as well as natural and organic brands, and in research and development to support our robust innovation pipeline. Despite these increased investments, our selling, general and administrative expenses did not increase as significantly as net sales, and resulted in lower expense as a percent of net sales in the three and six months ended September 30, 2013.

Results of Operations

The following table sets forth items included in our consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

	Three Months Ended September 30,		% of Net Sales		Six Months Ended September 30,		% of Net Sales
	2013	2012	2013	2012	2013	2012	2013	2012
	(in thousands, except for percentages)

Net sales	$58,650	$46,686	100.0%	100.0%	$97,690	$80,979	100.0%	100.0%
Cost of sales	36,749	28,786	62.7%	61.7%	61,027	49,272	62.5%	60.8%

Gross profit	21,901	17,900	37.3%	38.3%	36,663	31,707	37.5%	39.2%
Operating expenses:
Selling, general and administrative expenses	12,538	11,539	21.4%	24.7%	23,865	21,750	24.4%	26.9%

Total operating expenses	12,538	11,539	21.4%	24.7%	23,865	21,750	24.4%	26.9%

Income from operations	9,363	6,361	16.0%	13.6%	12,798	9,957	13.1%	12.3%
Interest expense	(104)	(40)	(0.2)%	(0.1)%	(175)	(80)	(0.2)%	(0.1)%
Other income (expense), net	32	36	0.1%	0.1%	58	85	0.1%	0.1%

Income before provision for income taxes	9,291	6,357	15.8%	13.6%	12,681	9,962	13.0%	12.3%
Provision for income taxes	3,739	2,572	6.4%	5.5%	5,100	4,046	5.2%	5.0%

Net income	$5,552	$3,785	9.5%	8.1%	$7,581	$5,916	7.8%	7.3%

Our discussion of our results of operations in this Quarterly Report on Form 10-Q includes certain adjusted net sales, gross profit, gross margin and net income figures that exclude the impact of our January 2013 voluntary product recall, costs associated with our planned acquisition of the Joplin Plant, shelf registration and secondary offering costs. These figures are non-GAAP financial measures. We calculate these non-GAAP figures by eliminating the impact of our January 2013 voluntary product recall, costs associated with our planned acquisition of the Joplin Plant, shelf registration and secondary offering costs, which we do not consider indicative of our ongoing operations. We believe these non-GAAP figures provide additional information to facilitate the comparison of our past and present financial results and better visibility into our normal operating results by isolating the effects of the items mentioned above. However, our computation of these non-GAAP measures is likely to differ from methods used by other companies in computing similarly titled or defined terms, limiting the usefulness of these measures. These non-GAAP financial measures should not be considered in isolation or as alternatives to GAAP financial measures and investors should not rely on any single financial measure to evaluate our business. The table below reconciles these non-GAAP figures to the most directly comparable GAAP financial measures:

	Three months ended September 30, 2013			Three months ended September 30, 2012	Six months ended September 30, 2013			Six months ended September 30, 2012
	Net Sales	Gross Profit	Net Income	Net Income	Net Sales	Gross Profit	Net Income	Net Income

GAAP financial measures	$58,650	$21,901	$5,552	$3,785	$97,690	$36,663	$7,581	$5,916
Reversal of net sales reserve related to product recall	(121)	(121)	(121)	—	(121)	(121)	(121)	—
Recoveries from insurance carrier related to product recall:
Net sales	(630)	(630)	(630)	—	(630)	(630)	(630)	—
Cost of sales	—	(490)	(490)	—	—	(273)	(273)	—
Selling, general and administrative expenses	—	—	(40)	—	—	—	(40)	—
Administrative costs related to product recall	—	—	8	—	—	—	51	—
Costs associated with our planned acquisition of the Joplin Plant	—	—	162	—	—	—	162	—
Shelf registration costs	—	—	52	—	—	—	86	—
Secondary offering costs	—	—	—	704	—	—	—	704
Change in fair value of convertible preferred stock warrant liability	—	—	—	—	—	—	—	13
Provision for income taxes	—	—	426	(285)	—	—	308	(286)

Non-GAAP figures	$57,899	$20,660	$4,919	$4,204	$96,939	$35,639	$7,124	$6,347

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net Sales

	Three Months Ended September 30,		Change		% of Net Sales
	2013	2012	$	%	2013	2012
	(in thousands, except for percentages)

Meals	$29,739	$21,869	$7,870	36.0%	50.7%	46.9%
Snacks	22,057	19,146	2,911	15.2%	37.6%	41.0%
Dressings, condiments and other	6,854	5,671	1,183	20.9%	11.7%	12.1%

Net sales	$58,650	$46,686	$11,964	25.6%	100.0%	100.0%

Net sales increased $12.0 million, or 25.6%, to $58.7 million in the three months ended September 30, 2013 compared to $46.7 million in the three months ended September 30, 2012. Net sales for the three months ended September 30, 2013 benefited from insurance recoveries of $0.6 million and a reversal of net sales reserve of $0.1 million related to our January 2013 voluntary product recall. The net sales increase was primarily driven by volume with approximately 240 basis points of growth from higher average selling prices. Distribution gains and our mainline placement initiative contributed to the volume increase, primarily impacting mainstream grocery and mass merchandiser channels. These gains were partially offset by lower volume in the natural channel, due primarily to inventory reductions by a large customer.

The increase in net sales reflects a $7.9 million, $2.9 million and $1.2 million increase in net sales of meals, snacks and dressings, condiments and other, respectively. The increase in meals was predominantly driven by strong growth in natural, gluten-free and single-serve microwavable macaroni and cheese products combined with initial shipments of frozen entrées which were introduced in August 2013. Net sales of meals also benefited from insurance recoveries and reversal of net sales reserve mentioned above. The increase in snacks was primarily due to growth in our fruit snacks, grahams, mixed snacks and granola bars product lines. The increase in the dressings, condiments and other category was driven by strength in both dressings and condiments.

Excluding the benefit of insurance recoveries and reversal of net sales reserve, our net sales would have increased $11.2 million, or 24.0%, to $57.9 million in the three months ended September 30, 2013 compared to $46.7 million in the three months ended September 30, 2012.

Gross Profit

	Three Months Ended September 30,		Change
	2013	2012	$	%
	(in thousands, except for percentages)

Cost of sales	$36,749	$28,786	$7,963	27.7%

Gross profit	$21,901	$17,900	$4,001	22.4%

Gross margin %	37.3%	38.3%

Gross profit increased $4.0 million, or 22.4%, to $21.9 million in the three months ended September 30, 2013 from $17.9 million in the three months ended September 30, 2012. The increase in gross profit was primarily driven by higher net sales, insurance recoveries and the reversal of net sales reserve related to our January 2013 voluntary product recall, partially offset by higher commodity costs.

Gross margin decreased 1.0 percentage point to 37.3% in the three months ended September 30, 2013 from 38.3% in the three months ended September 30, 2012. The decrease in gross margin is primarily attributable to higher commodity costs, increased inventory obsolesce, customer and product mix changes, and increased trade spending, partially offset by higher average selling prices and insurance recoveries related to our January 2013 voluntary product recall.

Excluding the benefit of insurance recoveries and reversal of net sales reserve, our gross profit would have increased $2.8 million, or 15.4%, to $20.7 million in the three months ended September 30, 2013 from $17.9 million in the three months ended September 30, 2012 and gross margin would have decreased 2.6 percentage points to 35.7% from 38.3% in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Operating Expenses

	Three Months Ended September 30,		Change
	2013	2012	$	%
	(in thousands, except for percentages)

Operating expenses:
Selling, general and administrative expenses	$12,538	$11,539	$999	8.7%

Selling, general and administrative expense as a percentage of net sales	21.4%	24.7%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.0 million, or 8.7%, to $12.5 million in the three months ended September 30, 2013 from $11.5 million in the three months ended September 30, 2012. This increase was due primarily to an increase in payroll expense resulting from increased headcount to support our growth. In addition, during the three months ended September 30, 2013, we incurred $0.2 million in legal, consulting and other costs associated with our planned acquisition of the Joplin Plant, $52,000 for legal, accounting and other out-of-pocket expenses on Solera’s behalf for the registration statement on Form S-3 filed with the SEC on July 16, 2013, and $40,000 in insurance recoveries to offset pizza recall related expenses in prior quarters. During the three months ended September 30, 2012, we incurred $0.7 million in legal, accounting and printing costs and various other fees associated with the registration and sale of common stock in the secondary public offering by certain stockholders including Solera. As a percentage of net sales, selling, general and administrative expenses decreased 3.3 percentage points to 21.4% in the three months ended September 30, 2013 from 24.7% in the three months ended September 30, 2012.

Income from Operations

	Three Months Ended September 30,		Change
	2013	2012	$	%
	(in thousands, except for percentages)

Income from operations	$9,363	$6,361	$3,002	47.2%

Income from operations as a percentage of net sales	16.0%	13.6%

As a result of the factors discussed above, income from operations increased $3.0 million, or 47.2%, to $9.4 million in the three months ended September 30, 2013, from $6.4 million in the three months ended September 30, 2012. Income from operations as a percentage of net sales increased 2.4 percentage points to 16.0% in the three months ended September 30, 2013, from 13.6% in the three months ended September 30, 2012.

Interest Expense

	Three Months Ended September 30,		Change
	2013	2012	$	%
	(in thousands, except for percentages)

Interest expense	$(104)	$(40)	$(64)	160.0%

Interest expense increased in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due to higher non-utilization fees under our revolving line of credit, which was increased to $40.0 million from $20.0 million in March 2013.

Other Income

	Three Months Ended September 30,		Change
	2013	2012	$	%
	(in thousands, except for percentages)

Other income	$32	$36	$(4)	(11.1)%

Other income during the three months ended September 30, 2013 and 2012 reflect royalty income.

Provision for income taxes

	Three Months Ended September 30,		Change
	2013	2012	$	%
	(in thousands, except for percentages)

Provision for income taxes	$3,739	$2,572	$1,167	45.4%

Effective tax rate	40.2%	40.5%

Our effective tax rate decreased to 40.2% for the three months ended September 30, 2013, compared to 40.5% for the three months ended September 30, 2012. The effective tax rate is based on a projection of our annual fiscal year results. Our effective tax rate for the three months ended September 30, 2013 was lower than the effective tax rate for the three months ended September 30, 2012 due to the impact of permanent items and federal and state income tax credits. We expect our full year effective tax rate for fiscal 2014 to be approximately 40% to 41%.

Net income

	Three Months Ended September 30,		Change
	2013	2012	$	%
	(in thousands, except for percentages)

Net income	$5,552	$3,785	$1,767	46.7%

As a result of the factors discussed above, net income increased $1.8 million, or 46.7%, to $5.6 million in the three months ended September 30, 2013 from $3.8 million in the three months ended September 30, 2012.

Excluding the impact of our recall-related insurance recoveries, reversal of net sales reserve, costs associated with our planned acquisition of the Joplin Plant and shelf registration costs recorded in the three months ended September 30, 2013, our net income would have increased $0.7 million, or 17.0%, to $4.9 million in the three months ended September 30, 2013 from $4.2 million in the three months ended September 30, 2012, which excludes secondary offering costs.

Six Months Ended September 30, 2013 Compared to Six Months Ended September 30, 2012

Net Sales

	Six Months Ended September 30,		Change		% of Net Sales
	2013	2012	$	%	2013	2012
	(in thousands, except for percentages)

Meals	$46,293	$36,536	$9,757	26.7%	47.4%	45.1%
Snacks	37,878	32,609	5,269	16.2%	38.8%	40.3%
Dressings, condiments and other	13,519	11,834	1,685	14.2%	13.8%	14.6%

Net sales	$97,690	$80,979	$16,711	20.6%	100.0%	100.0%

Net sales increased $16.7 million, or 20.6%, to $97.7 million in the six months ended September 30, 2013 compared to $81.0 million in the six months ended September 30, 2012. Net sales for the six months ended September 30, 2013 benefited from insurance recoveries of $0.6 million and reversal of net sales reserve of $0.1 million related to our January 2013 voluntary product recall. The net sales increase was primarily driven by volume with approximately 210 basis points of growth from higher average selling prices. Distribution gains and our mainline placement initiative contributed to the volume increase, primarily impacting mainstream grocery and mass merchandiser channels. These gains were partially offset by lower volume in the natural channel, primarily driven by a reduction in inventory carrying levels at one of our major customers.

The increase in net sales reflects a $9.7 million, $5.3 million and $1.7 million increase in net sales of meals, snacks and dressings, condiments and other, respectively. The increase in meals was predominantly driven by strong growth in natural, gluten-free and single-serve microwavable macaroni and cheese products combined with initial shipments of frozen entrées which were introduced in August 2013. Net sales of meals also benefited from insurance recoveries and reversal of net sales reserve mentioned above. The increase in snacks was primarily due to growth in our fruit snacks, grahams, mixed snacks, granola bars and crackers product lines. The increase in the dressings, condiments and other category was driven by strength in both dressings and condiments.

Excluding the benefit of insurance recoveries and reversal of net sales reserve, our net sales would have increased $16.0 million, or 19.7%, to $96.9 million in the six months ended September 30, 2013 compared to $81.0 million in the six months ended September 30, 2012.

Gross Profit

	Six Months Ended September 30,		Change
	2013	2012	$	%
	(in thousands, except for percentages)

Cost of sales	$61,027	$49,272	$11,755	23.9%

Gross profit	$36,663	$31,707	$4,956	15.6%

Gross margin %	37.5%	39.2%

Gross profit increased $5.0 million, or 15.6%, to $36.7 million in the six months ended September 30, 2013 from $31.7 million in the six months ended September 30, 2012. The increase in gross profit was primarily driven by higher net sales, insurance recoveries and the reversal of the net sales reserve related to our January 2013 voluntary product recall, partially offset by higher commodity costs.

Gross margin decreased 1.7 percentage points to 37.5% in the six months ended September 30, 2013 from 39.2% in the six months ended September 30, 2012. The decrease in gross margin is primarily attributable to higher commodity costs, increased inventory obsolescence, customer and product mix changes, and increased trade spending, partially offset by higher average selling prices and insurance recoveries related to our January 2013 voluntary product recall.

Excluding the benefit of insurance recoveries and the reversal of net sales reserve, our gross profit would have increased $3.9 million, or 12.4%, to $35.6 million in the six months ended September 30, 2013 from $31.7 million in the six months ended September 30, 2012 and gross margin would have decreased 2.4 percentage points to 36.8% from 39.2% in the six months ended September 30, 2013 compared to the six months ended September 30, 2012.

Operating Expenses

	Six Months Ended September 30,		Change
	2013	2012	$	%
	(in thousands, except for percentages)

Operating expenses:
Selling, general and administrative expenses	$23,865	$21,750	$2,115	9.7%

Income from operations as a percentage of net sales	24.4%	26.9%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.1 million, or 9.7%, to $23.9 million in the six months ended September 30, 2013 from $21.8 million in the six months ended September 30, 2012. This increase was due primarily to an increase in payroll expense resulting from increased headcount to support our growth. In addition, during the six months ended September 30, 2013, we incurred $0.2 million in legal, consulting and other costs associated with our planned acquisition of the Joplin Plant, $86,000 for legal, accounting and other out-of-pocket expenses on Solera’s behalf for the registration statement on Form S-3 filed with the SEC on July 16, 2013, and $11,000 in administrative costs associated with the voluntary product recall net of insurance recovery of $40,000. During the six months ended September 30, 2012, we incurred $0.7 million in legal, accounting and printing costs and various other fees associated with the registration and sale of common stock in the secondary public offering by certain stockholders including Solera. As a percentage of net sales, selling, general and administrative expenses decreased 2.5 percentage points to 24.4% in the six months ended September 30, 2013 from 26.9% in the six months ended September 30, 2012.

Income from Operations

	Six Months Ended September 30,		Change
	2013	2012	$	%
	(in thousands, except for percentages)

Income from operations	$12,798	$9,957	$2,841	28.5%

Income from operations as a percentage of net sales	13.1%	12.3%

As a result of the factors discussed above, income from operations increased $2.8 million, or 28.5%, to $12.8 million in the six months ended September 30, 2013, from $10.0 million in the six months ended September 30, 2012. Income from operations as a percentage of net sales increased 0.8 percentage points to 13.1% in the six months ended September 30, 2013, from 12.3% in the six months ended September 30, 2012.

Interest Expense

	Six Months Ended September 30,		Change
	2013	2012	$	%
	(in thousands, except for percentages)

Interest expense	$(175)	$(80)	$(95)	118.8%

Interest expense increased in the six months ended September 30, 2013 compared to the six months ended September 30, 2012 due to higher non-utilization fees under our revolving line of credit, which was increased to $40.0 million from $20.0 million in March 2013.

Other Income (Expense), Net

	Six Months Ended September 30,		Change
	2013	2012	$	%
	(in thousands, except for percentages)

Other income (expense), net	$58	$85	$(27)	(31.8)%

Other income (expense), net during the six months ended September 30, 2013 reflects royalty income. Other income (expense), net during the six months ended September 30, 2012 primarily reflects royalty income partially offset by a non-cash charge of $13,000 related to the increase in the fair value of the convertible preferred stock warrant on April 2, 2012, prior to its conversion into a common stock warrant.

Provision for income taxes

	Six Months Ended September 30,		Change
	2013	2012	$	%
	(in thousands, except for percentages)

Provision for income taxes	$5,100	$4,046	$1,054	26.1%

Effective tax rate	40.2%	40.6%

Our effective tax rate decreased to 40.2% for the six months ended September 30, 2013, compared to 40.6% for the six months ended September 30, 2012. The effective tax rate is based on a projection of our annual fiscal year results. Our effective tax rate for the six months ended September 30, 2013 was lower than the effective tax rate for the six months ended September 30, 2012 due to the impact of permanent items and federal and state income tax credits. We expect our full year effective tax rate for fiscal 2014 to be approximately 40% to 41%.

Net income

	Six Months Ended September 30,		Change
	2013	2012	$	%
	(in thousands, except for percentages)

Net income	$7,581	$5,916	$1,665	28.1%

As a result of the factors discussed above, net income increased $1.7 million, or 28.1%, to $7.6 million in the six months ended September 30, 2013 from $5.9 million in the six months ended September 30, 2012.

Excluding the impact of our recall-related insurance recoveries, reversal of net sales reserve, costs associated with our planned acquisition of the Joplin Plant and shelf registration costs recorded in the six months ended September 30, 2013, our net income would have increased $0.8 million, or 12.2%, to $7.1 million in the six months ended September 30, 2013 from $6.3 million in the six months ended September 30, 2012, which excludes secondary offering costs and the change in fair value of convertible preferred stock warrant liability.

Seasonality

Historically, we have experienced greater net sales in the second and fourth fiscal quarters than in the first and third fiscal quarters due to our customers’ and retailers’ merchandising and promotional activities around the back-to-school and spring seasons. Concurrently, inventory levels and working capital requirements generally increase during the first and third fiscal quarters of each fiscal year to support higher levels of net sales in the subsequent quarters. We anticipate that this seasonal impact on our net sales and working capital is likely to continue. Accordingly, our results of operations for any particular quarter are not indicative of the results we expect for the full year.

Liquidity and Capital Resources

	September 30, 2013	March 31, 2013

	(in thousands)

Cash	$11,090	$4,930
Accounts receivable, net	19,100	20,015
Accounts payable	7,512	4,342
Accrued liabilities	13,652	12,021
Working capital(1)	34,328	31,925

(1)	Working capital consists of total current assets less total current liabilities

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash:

	September 30, 2013	September 30, 2012

	(in thousands)

Cash at beginning of period	$4,930	$562
Net cash provided by operating activities	12,723	9,256
Net cash used in investing activities	(649)	(1,009)
Net cash provided by (used in) financing activities	(5,914)	5,820

Cash at end of period	$11,090	$14,629

Cash Flows from Operating Activities.

Operating activities in the six months ended September 30, 2013 provided $12.7 million of cash primarily due to our net income of $7.6 million, which included non-cash charges totaling $1.6 million, primarily comprised of $0.6 million for depreciation and amortization, $0.4 million for stock-based compensation and $0.4 million for increased inventory reserves. Changes in operating assets and liabilities provided an additional $4.1 million of net cash, which is primarily comprised of a $3.2 million increase in accounts payable, a $2.3 million increase in accrued expenses and other non-current liabilities, a $0.9 million decrease in accounts receivable and a $0.6 million decrease in income tax receivable offset by a $2.6 million increase in inventory and a $0.2 million decrease in prepaid expenses, other current and non-current assets due to insurance recoveries of $1.2 million from the insurance carrier against claims submitted for the recall. The increase in accounts payable was driven by the timing of check payments relative to quarter end. The decrease in accounts receivable and increase in inventory reflects seasonality related to quarterly sales trends. These increases were partially offset by the excess tax benefit from stock-based compensation of $0.6 million.

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

Cash Flows from Investing Activities.

Cash used in investing activities related to purchases of property and equipment during the six months ended September 30, 2013 and 2012 was $0.6 million and $1.0 million, respectively.

Cash Flows from Financing Activities.

Cash used in financing activities totaled $5.9 million in the six months ended September 30, 2013 including net pay down of $7.0 million for borrowings from our credit facility offset by $0.5 million in proceeds from exercises of stock options and $0.6 million in excess tax benefit from stock-based compensation.

Cash provided by financing activities totaled $5.8 million during the six months ended September 30, 2012, comprised of:

•	net proceeds of $11.1 million received from common shares issued in the IPO, net of issuance costs;

•	excess tax benefit from stock-based compensation of $5.3 million;

•	proceeds of $2.2 million received from exercises of stock options; and

net pay down of $12.8 million of our credit facility

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2013:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More than Five Years

	(in thousands)

Rent obligations(1)	$3,466	$635	$1,286	$1,279	$266
Equipment lease obligations(2)	129	31	60	38	—

Total operating lease obligations	3,595	666	1,346	1,317	266
Purchase commitments(3)	14,474	14,257	217	—	—
Product formula obligations(4)	1,850	150	300	1,400	—
Warehousing overhead obligations(5)	350	200	150	—	—

Total	$20,269	$15,273	$2,013	$2,717	$266

(1)	We lease approximately 33,500 square feet of space that houses our corporate headquarters and a storage area at 1610 Fifth Street, Berkeley, California pursuant to a lease agreement, or Lease, that was originally scheduled to expire in February 2016. In September 2012, we entered into an amendment to the Lease and extended the initial term of the lease for three additional years to February 2019. The rent for the additional three years will be equal to 95% of the then fair market rental rate for the property; however, the monthly rent payable will not be less than the monthly rent payable during the immediately preceding month of the initial term. The landlord is required to deliver to us a notice of the fair market rental rate for the property no later than August 1, 2015. The table above assumes rent for the additional three years at the monthly rental rate applicable to last month’s rate of the original Lease.
(2)	We lease equipment under non-cancelable operating leases. These leases expire at various dates through 2019, excluding extensions at our option, and contain provisions for rental adjustments.

(3)	We have non-cancelable purchase commitments, directly or through contract manufacturers, to purchase ingredients to be used in the future to manufacture products.
(4)	This represents our obligation, to one of our contract manufacturers, for the product formulas purchased in November 2011. Of these amounts, $1.1 million is included in total liabilities in our condensed consolidated balance sheet as of September 30, 2013.
(5)	We have an agreement with our contract warehousing company to pay minimum overhead fees through June 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any holdings in variable interest entities.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Form 10-K for fiscal 2013, filed with the SEC on June 14, 2013, provides a detailed discussion of the market risks affecting our operations. We believe our exposure to these market risks did not change materially during the three and six months ended September 30, 2013.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on this review, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 4, 2013, a private organization called the Center for Environmental Health (“CEH”) issued a 60-day notice of intent to sue (“Notice”) us and our subsidiary, Annie’s Homegrown, Inc. under California Health & Safety Code §§ 25249.5 et seq. (commonly referred to as “Proposition 65”). In the Notice, CEH claims that warnings are required in California for alleged exposures to lead and lead compounds from cookies, including our Gluten-Free Ginger Snap Bunny Cookies. Under Proposition 65, any private enforcer such as CEH may file a lawsuit if it first issues a valid 60-day notice, and if the California Attorney General or other specified California public enforcers do not file suit within 60 days after service. A Proposition 65 plaintiff may seek injunctive relief as well as civil penalties, which may be assessed up to a maximum of $2,500 per violation per day, and a private plaintiff does not need to show that anyone has been harmed by the alleged exposures. A prevailing plaintiff may also seek its attorneys’ fees and costs under other California laws.

Although CEH has not yet filed a lawsuit naming us or Annie’s Homegrown, Inc., within the past year CEH has filed several lawsuits against other manufacturers and retailers regarding various types of products containing molasses and/or ginger, such as licorice candy, cookies, and baking mix products. In CEH’s cases involving cookies and baking mix products, CEH’s operative complaints have put at issue only those cookies or baking mix products that contain ginger and/or molasses as ingredients. We cannot at this time reasonably estimate a range of exposure, if any, of the potential liability should a suit be brought in connection with the Notice.

Additionally, from time to time, we are subject to claims, assessments or other legal proceedings in the ordinary course of business, including product liability claims, employee claims, and other general liability claims. While it is not feasible to predict or determine the ultimate outcome of these matters, we believe that none of these legal proceedings, individually or in the aggregate, will have a material adverse effect on our financial position.

ITEM 1A. RISK FACTORS

The following risk factors have been added to address our planned acquisition of a snack manufacturing plant in Joplin, Missouri and are supplemental to the risk factors previously disclosed in our Annual Report on Form 10-K for fiscal 2013 filed with the SEC on June 14, 2013.

Risks Related to the Acquisition of the Joplin Manufacturing Plant

Our business and prospects may be adversely affected by our failure to successfully consummate the recently announced acquisition of the Joplin manufacturing plant.

While we have signed an agreement to purchase the Joplin manufacturing plant from Safeway, there can be no assurance that we will complete the acquisition of the Joplin manufacturing plant under the terms set forth in the agreement, or at all, because the obligation of the parties to consummate the acquisition is subject to conditions as set forth in the agreement, many of which are beyond our control, including (i) receipt of necessary permits; (ii) acceptance by key employees of Safeway of employment by us; (iii) Safeway’s satisfaction that it has fulfilled any collective bargaining obligations that it is required to undertake with the labor organization presently representing employees at the plant; and (iv) satisfaction of other customary closing conditions. There can be no assurance that the conditions to closing will be satisfied.

If consummated, our results may be adversely affected if we fail to integrate the Joplin manufacturing operations successfully.

The acquisition of the Joplin manufacturing plant, if consummated, will pose additional risks, including the inability to integrate the acquired business efficiently into our existing operations, diversion of management’s attention from other business concerns, loss of employees key to the operation of the Joplin plant, potential assumption of unknown liabilities, potential disputes with the seller and potential impairment charges if purchase assumptions are not achieved or market conditions decline. These risks are exacerbated by the fact that we have not previously operated a manufacturing plant. Our business or financial results may be negatively affected if the Joplin acquisition is not successfully integrated.

We may fail to realize the productivity enhancements and other benefits expected from our acquisition of the Joplin manufacturing plant.

The success of the Joplin acquisition will depend, in part, on our ability to control costs, drive incremental volume and successfully integrate the Joplin manufacturing plant into our company. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected and our business may be adversely affected. In addition, efforts to integrate the Joplin manufacturing plant into our company may also divert management attention and resources. Issues that may arise in connection with integrating the Joplin manufacturing plant include, among other things: integration of manufacturing and distribution activities; implementation and management of information systems; conforming the manufacturing plant’s controls, procedures and accounting and other policies to our own; retaining key management and employees; and labor negotiations and collective bargaining. In addition, our ability to realize the benefits expected from our acquisition is dependent on our ability to drive future sales growth in our cookie and cracker business. If the demand for our cookie and cracker products does not increase at the rate we expect over the long term, due to competition or other factors, our results of operations may be adversely affected. We cannot assure you that we will be able to integrate the operations of the Joplin manufacturing plant successfully, control costs, drive incremental volume or operate the Joplin manufacturing plant as profitably as anticipated. Our beliefs regarding the benefits to be derived from the acquisition of the Joplin manufacturing plant are based on numerous assumptions that are subject to risks and uncertainties that could deviate materially from our expectations.

In connection with the acquisition of the Joplin manufacturing plant, we will be expanding our business model to include manufacturing for us and for an affiliate of the seller. We cannot assure you that our expansion into manufacturing and co-packing will succeed.

We have not owned or operated a manufacturing plant in the past and we may encounter increased financial and operational difficulties in integrating the Joplin manufacturing plant with our current operations. In the past, we relied exclusively on contract manufacturers to produce our products and we have not previously manufactured products for others. While we have invested in manufacturing equipment and worked closely with our contract manufacturers on the manufacturing of our products and efficiency initiatives, the operation of a manufacturing plant presents additional challenges and risks for our business. Operating a manufacturing plant requires different operating strategies and different managerial experience than our current operations, and a manufacturing plant is subject to additional and different regulations than our current operations. Our lack of experience in operating manufacturing facilities and co-packing for third parties could result in fewer benefits to us than we anticipate, as well as increased costs. Further, we expect there to be additional costs in connection with the acquisition and integration of the Joplin manufacturing plant into our operations, including costs related to information technology systems, additional personnel needs at both the plant and corporate level, and transitional services provided by Safeway or its affiliates. The operation of the Joplin manufacturing plant may also divert management’s attention from the development of our existing operations and cause our existing business to suffer.

In addition, any interruption in, or the loss of operations at the Joplin manufacturing plant, which may be caused by work stoppages, disease outbreaks or pandemics, acts of war, terrorism, fire, tornadoes, earthquakes, flooding or other natural disasters, could delay or postpone production of our products and the products that we have committed to manufacture for Safeway, which could have a material adverse effect on our business, results of operations and financial condition, especially until such time as such interruption is resolved or an alternate source of production is secured.

ITEM 5. OTHER INFORMATION

Agreement of Purchase and Sale

On November 5, 2013, we entered into an Agreement of Purchase and Sale (the “Agreement”) with Safeway Inc., a Delaware corporation (“Safeway”), and Safeway Australia Holdings, Inc., a Delaware corporation (“Safeway AUS” and, together with Safeway, the “Selling Parties”). Pursuant to the Agreement, we will acquire Safeway’s cookie and cracker manufacturing plant in Joplin, Missouri (the “Joplin Plant”) and related inventory and supplies (the “Joplin Acquisition”). The Joplin Plant has been the primary manufacturing facility for our cookie and cracker products for more than ten years. The aggregate purchase price for the Joplin Acquisition consists of $6.0 million of cash, plus the value of inventory and supplies at closing (calculated based on the Selling Parties’ costs and currently estimated at approximately $4.0 million). Effective at the closing of the Joplin Acquisition, we are also required to extend offers of employment (subject to customary pre-employment conditions) to 95% of Safeway’s active employees at the Joplin Plant. The Agreement contains limited representations, warranties, covenants and indemnities by the Selling Parties. The Joplin Acquisition is subject to (i) the receipt of necessary permits; (ii) acceptance by key employees of Safeway of employment by us; (iii) Safeway’s satisfaction that it has fulfilled any collective bargaining obligations that it is required to undertake with the labor organization presently representing employees at the plant; and (iv) satisfaction of other customary closing conditions. The Joplin Acquisition is expected to close in the first quarter of fiscal 2015.

At closing of the Joplin Acquisition, we will enter into a contract manufacturing agreement with Lucerne Foods, Inc. (“Lucerne”), an indirect, wholly owned subsidiary of Safeway, pursuant to which we will produce and supply certain products to Lucerne for an initial term of three years. In addition, Safeway has agreed to provide us with transition services for up to one year after closing.

From time to time and in the ordinary course of business, we sell our products to Safeway. Except for the foregoing arms-length relationships, neither the Company nor any of its affiliates has any material relationships with Safeway, Safeway AUS or Lucerne, or any of their respective directors, officers or affiliates.

This description of the Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Agreement, a copy of which is attached hereto as Exhibit 2.1 and is incorporated herein by reference.

Second Amendment to Credit Facility

On November 5, 2013, we entered into an Amendment No. 2 to Second Amended and Restated Loan Agreement (the “Amendment”) by and between Bank of America, N.A. (the “Bank”) and Annie’s, Inc., Annie’s Enterprises, Inc., Annie’s Homegrown, Inc. and Napa Valley Kitchens, Inc. The Amendment amends our Second Amended and Restated Loan Agreement dated as of December 21, 2011, as amended by that certain Amendment No. 1 to Second Amended and Restated Loan Agreement dated as of March 7, 2013 (together with any previous amendments, the “Loan Agreement”) in order to, among other things, (1) provide for the issuance of letters of credit under the Loan Agreement, (2) obtain the Bank’s consent to various transactions contemplated by or relating to the Agreement of Purchase and Sale dated November 5, 2013; and (3) amend covenants relating to other debt and permitted liens on our assets as well as certain representations and warranties.

This description of the Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the Agreement, a copy of which is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

ITEM 6. EXHIBITS

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date

2.1*	Agreement of Purchase and Sale by and among Safeway Australia Holdings, Inc., Safeway Inc. and Annie’s, Inc., dated November 5, 2013

3.3	Second Restated Certificate of Incorporation of Annie’s, Inc., dated September 10, 2013	Form 8-K	001-35470	3.3	September 12, 2013

3.4	Second Amended and Restated Bylaws of Annie’s, Inc., effective September 10, 2013	Form 8-K	001-35470	3.4	September 12, 2013

10.1	Executive Employment Agreement dated October 16, 2013 between Annie’s, Inc. and Zahir Ibrahim+	Form 8-K	001-35470	10.1	October 21, 2013

10.2	Transition and Separation Agreement dated October 16, 2013 between Annie’s, Inc. and Kelly J. Kennedy +	Form 8-K	001-35470	10.2	October 21, 2013

10.3*	Amendment No. 2 to the Second Amended and Restated Loan Agreement dated as of November 5, 2013 among Bank of America, N.A., Annie’s, Inc., Annie’s Homegrown, Inc., Annie’s Enterprises, Inc. and Napa Valley Kitchens, Inc.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101*	The following materials from Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and March 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended September 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2013 and 2012 and (v) Notes to Condensed Consolidated Financial Statements.

+	Indicates a management contract or compensatory plan or arrangement.
*	Furnished or filed herewith, as applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2013

ANNIE’S, INC.

By:	/s/ Kelly J. Kennedy
Kelly J. Kennedy
Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)