Form 10-Q
period 2013-12-31
Annie's, Inc.
filed 2014-02-10
CIK 1431897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2013
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
On January 31, 2014, the registrant had 16,998,675 shares of common stock, par value $0.001 per share, outstanding.

Annie’s, Inc.
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Annie’s, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net sales	$46,177	$36,283	$143,867	$117,262
Cost of sales	27,951	23,267	88,978	72,539
Gross profit	18,226	13,016	54,889	44,723
Operating expenses:
Selling, general and administrative expenses	13,421	10,687	37,286	32,437
Income from operations	4,805	2,329	17,603	12,286
Interest expense	(80)	(40)	(255)	(120)
Other income (expense), net	30	31	88	116
Income before provision for income taxes	4,755	2,320	17,436	12,282
Provision for income taxes	1,966	919	7,066	4,965
Net income	$2,789	$1,401	$10,370	$7,317
Earnings per share
—Basic	$0.16	$0.08	$0.61	$0.43
—Diluted	$0.16	$0.08	$0.60	$0.41
Weighted average shares of common stock outstanding used in computing earnings per share
—Basic	16,937,139	17,249,536	16,901,089	17,085,833
—Diluted	17,398,006	17,781,720	17,386,408	17,702,221
See accompanying notes to the unaudited condensed consolidated financial statements

Annie’s, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	December 31, 2013	March 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$2,986	$4,930
Accounts receivable, net of allowance	18,796	20,015
Inventory	23,407	15,147
Deferred tax assets	2,565	2,558
Income tax receivable	988	588
Prepaid expenses and other current assets	5,572	5,050
Total current assets	54,314	48,288
Restricted cash	300	—
Property and equipment, net	6,206	6,138
Goodwill	30,809	30,809
Intangible assets, net	1,071	1,116
Deferred tax assets, long-term	3,553	3,704
Other non-current assets	142	157
Total assets	$96,395	$90,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,784	$4,342
Accrued liabilities	9,104	12,021
Total current liabilities	15,888	16,363
Credit facility	—	7,007
Other non-current liabilities	870	913
Total liabilities	16,758	24,283
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock	17	17
Additional paid-in capital	96,528	93,190
Accumulated deficit	(16,908)	(27,278)
Total stockholders’ equity	79,637	65,929
Total liabilities and stockholders’ equity	$96,395	$90,212
See accompanying notes to the unaudited condensed consolidated financial statements

Annie’s, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2013	16,849,016	$17	$93,190	$(27,278)	$65,929
Exercise of stock options	123,364	—	1,211	—	1,211
Excess tax benefit from stock-based compensation	—	—	1,467	—	1,467
Stock-based compensation	—	—	660	—	660
Net Income	—	—	—	10,370	10,370
Balance at December 31, 2013	16,972,380	$17	$96,528	$(16,908)	$79,637
See accompanying notes to the unaudited condensed consolidated financial statements

Annie’s, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,370	$7,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,035	749
Stock-based compensation	660	677
Provision for doubtful accounts	21	—
Excess tax benefit from stock-based compensation	(1,467)	(7,499)
Accretion of imputed interest on purchase of intangible asset	107	107
Change in fair value of convertible preferred stock warrant liability	—	13
Amortization of deferred financing costs	9	12
Loss on disposal of property and equipment	1	—
Deferred taxes	144	535
Changes in operating assets and liabilities:
Accounts receivable, net	1,198	1,760
Inventory	(8,260)	(10,925)
Income tax receivable	(400)	425
Prepaid expenses, other current and non-current assets	(516)	4,400
Accounts payable	2,440	3,417
Related-party payable	—	(1,305)
Accrued expenses and other non-current liabilities	(1,592)	4,527
Net cash provided by operating activities	3,750	4,210
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,057)	(1,498)
Restricted cash	(300)	—
Net cash used in investing activities	(1,357)	(1,498)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	8,432	2,952
Payments to credit facility	(15,439)	(15,748)
Proceeds from common shares issued in initial public offering, net of issuance costs	—	11,146
Payment for intangible asset acquired by financing transaction	(8)	(7)
Excess tax benefit from stock-based compensation	1,467	7,499
Proceeds from exercises of stock options	1,211	3,844
Net cash provided by (used in) financing activities	(4,337)	9,686
NET INCREASE (DECREASE) IN CASH	(1,944)	12,398
CASH—Beginning of period	4,930	562
CASH—End of period	$2,986	$12,960
NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment funded through accrued expenses and accounts payable	$2	$425
Conversion of convertible preferred stock into common stock	$—	$81,373
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying interim condensed consolidated statements of operations for the three and nine months ended December 31, 2013 and 2012, the interim condensed consolidated balance sheets as of December 31, 2013 and March 31, 2013, the interim condensed consolidated statement of stockholders’ equity for the nine months ended December 31, 2013, and the interim condensed consolidated statements of cash flows for the nine months ended December 31, 2013 and 2012 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Company’s Annual Report on Form 10-K filed with the SEC on June 14, 2013. The March 31, 2013 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP for complete financial statements.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's financial position as of December 31, 2013 and results of its operations for the three and nine months ended December 31, 2013 and 2012, and the cash flows for the nine months ended December 31, 2013 and 2012. The interim results for the nine months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014.
The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned direct and indirect subsidiaries, Annie’s Homegrown, Inc., Annie’s Enterprises, Inc., Napa Valley Kitchen, Inc. and Annie's Baking, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications were made to the Company's prior financial statements to conform to the current year presentation.
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
Accounts Receivable and Concentration Risk
The Company manages credit risk through credit approvals, credit limits and monitoring procedures. The Company performs periodic credit evaluations of its customers and records an allowance for uncollectible accounts receivable based on a specific identification methodology. In addition, management may record an additional allowance based on the Company’s experience with accounts receivable aging categories. Accounts receivable are recorded net of allowances for trade discounts and doubtful accounts. The Company had $21,000 for allowance for doubtful accounts as of December 31, 2013. The Company had no allowance for doubtful accounts as of March 31, 2013.

Annie’s, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Customers with 10% or more of the Company’s net sales consist of the following:

	Net Sales
	Customer A	Customer B	Customer C
Three Months Ended December 31,
2013	22%	18%	11%
2012	25%	17%	11%
Nine Months Ended December 31,
2013	21%	15%	13%
2012	26%	13%	12%
As of December 31, 2013, two customers represented 31% and 18%, respectively, of accounts receivable. As of March 31, 2013, three customers represented 36%, 26%, and 10%, respectively, of accounts receivable.
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
The carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. Upon consummation of the Company's initial public offering on April 2, 2012, prior to the automatic conversion of the convertible preferred stock warrant into a common stock warrant, it was remeasured and the change in fair value was recorded as a non-cash charge in other income (expense), net and the related liability was reclassified to additional paid-in capital (see Note 8).
Inventories
Inventories are recorded at the lower of cost (determined under the first-in-first-out method) or market. Write downs are provided for finished goods expected to become nonsaleable due to age and provisions are specifically made for slow-moving or obsolete raw ingredients and packaging material. The Company also adjusts the carrying value of its inventories when it believes that the net realizable value is less than the carrying value. These write-downs are measured as the difference between the cost of the inventory, including estimated costs to complete, and estimated selling prices, including cost of selling. These charges are recorded as a component of cost of sales.
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

Annie’s, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The useful lives of the property and equipment are as follows:

Equipment and automotive	3 to 7 years
Software	3 to 7 years
Plates and dies	3 years
Leasehold improvements	Shorter of lease term or estimated useful life
The Company capitalizes certain internal and external costs related to the development and enhancement of the Company’s internal-use software. Capitalized internal-use software development costs are included in property and equipment on the accompanying condensed consolidated balance sheets. As of December 31, 2013, the Company had $2.3 million capitalized software development costs, net of accumulated amortization, including $0.6 million in construction-in-progress. As of March 31, 2013, the Company had $2.1 million capitalized software development costs, net of accumulated amortization, including $0.4 million in construction-in-progress.
Intangible Assets
Intangible assets with determinable lives are amortized using the straight-line method.
Freight and Warehousing Costs
Freight and warehousing costs are included in selling, general and administrative expenses in the condensed consolidated statements of operations. Freight and warehousing costs primarily consist of costs associated with moving finished products to customers, including costs associated with the Company’s distribution center, route delivery costs and the cost of shipping products to customers through third-party carriers. Freight and warehousing costs recorded as a component of selling, general and administrative expenses were $1.8 million and $1.4 million for the three months ended December 31, 2013 and 2012, respectively, and were $5.2 million and $4.2 million for the nine months ended December 31, 2013 and 2012, respectively.
Research and Development (R&D) Costs
R&D costs consist of the costs incurred to develop new products and are expensed as incurred. These costs include consumer research, prototype development, materials and resources to conduct trial production runs, package development and employee-related costs for personnel responsible for product innovation. R&D costs recorded as a component of selling, general and administrative expenses were $0.5 million and $0.6 million for the three months ended December 31, 2013 and 2012, respectively, and were $1.7 million and $2.1 million for the nine months ended December 31, 2013 and 2012, respectively.
Advertising Costs
Advertising costs include the costs of producing and communicating advertisements. The costs of producing advertisements are expensed as incurred and the costs of communicating advertising are expensed over the period of communication. Total advertising costs for the three months ended December 31, 2013 and 2012 included in selling, general and administrative expenses were $0.4 million and $0.2 million, respectively, and were $1.2 million and $0.6 million for the nine months ended December 31, 2013 and 2012, respectively.
Product Recall
The Company establishes reserves for product recalls on a product-specific basis when circumstances giving rise to the recall become known. The Company, when establishing reserves for a product recall, considers cost estimates for any fees and incentives to customers for their effort to return the product, freight and destruction charges for returned products, warehouse and inspection fees, repackaging materials, point-of-sale materials and other costs including costs incurred by contract manufacturers. Additionally, the Company estimates product returns from consumers and customers across distribution channels, utilizing third-party data and other assumptions. These factors are updated and re-evaluated each period and the related reserves are adjusted when these factors indicate that the recall reserves are either insufficient to cover or exceed the estimated product recall expenses.
Significant changes in the assumptions used to develop estimates for product recall reserves could affect key financial information, including accounts receivable, inventory, accrued liabilities, net sales, gross profit, operating expenses and net income. In addition, estimating product recall reserves requires a high degree of judgment in areas such as estimating consumer

Annie’s, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

returns, shelf and in-stock inventory at retailers across distribution channels, fees and incentives to be earned by customers for their effort to return the products, future freight rates and consumers’ claims.
3. Initial Public Offering (IPO)
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

4. Balance Sheet Components
Inventory
Inventory is comprised of the following (in thousands):

	December 31, 2013	March 31, 2013
Raw materials	$2,659	$1,391
Work in process	1,494	2,142
Finished goods	19,254	11,614
Inventory	$23,407	$15,147
The increase in inventory levels as of December 31, 2013 reflects the buildup in advance of the fourth quarter, which historically has been the Company's peak sales season.
Property and Equipment, Net
Property and equipment, net are comprised of the following (in thousands):

	December 31, 2013	March 31, 2013
Equipment and automotive	$3,897	$2,959
Software	2,570	2,410
Leasehold improvements	1,342	1,195
Plates and dies	333	244
Total property and equipment	8,142	6,808
Less: Accumulated depreciation and amortization	(2,745)	(1,760)
Construction in progress	809	1,090
Property and equipment, net	$6,206	$6,138
The Company incurred depreciation expense of $383,000 and $990,000 for the three and nine months ended December 31, 2013, respectively. The depreciation expense for the same periods in the prior year was $271,000 and $704,000, respectively.

Annie’s, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Intangible Assets, Net
Intangible assets, net are comprised of the following (in thousands):

	December 31, 2013			March 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Useful
	Amount	Amortization	Amount	Amount	Amortization	Amount	Lives
Product formulas	$1,023	$(106)	$917	$1,023	$(68)	$955	5 - 25 years
Other intangible assets	189	(35)	154	189	(28)	161	5 - 25 years
Total	$1,212	$(141)	$1,071	$1,212	$(96)	$1,116
The Company incurred amortization expense of $15,000 and $45,000 on its intangible assets during the three and nine months ended December 31, 2013. The amortization expense for the same periods over the prior year was $15,000 and $45,000, respectively.
The estimated future amortization expense relating to intangible assets for the remainder of fiscal 2014, for each of the next five years through fiscal 2019 and thereafter is $15,000, $60,000 and $756,000, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2013 and March 31, 2013 include receivables from contract manufacturers and suppliers of $4.2 million and $3.9 million, respectively.
Accrued Liabilities
The following table shows the components of accrued liabilities (in thousands):

	December 31, 2013	March 31, 2013
Payroll and employee-related expenses	$2,903	$3,779
Accrued trade expenses	2,394	2,299
Inventory received not invoiced	2,720	4,038
Deferred rent	249	260
Brokerage commissions	320	407
Other accrued liabilities	518	1,238
Total accrued liabilities	$9,104	$12,021

5. Credit Facility
In December 2011, the Company entered into a second amended and restated loan agreement (as amended from time to time, the "Credit Agreement") with Bank of America, N. A. that, among other things, provided for an increase in its revolving credit facility to $20.0 million and an extension of the term through August 2014. In March 2013, the Company entered into an amendment to its Credit Agreement. This amendment provides for, among other things, an increase in the credit facility to $40.0 million and an extension of the term through August 2016. On November 5, 2013, the Company entered into another amendment to its Credit Agreement. This amendment provides for, among other things, consent for the Company to create a limited liability company and guarantee performance of the limited liability company in the event and to the extent the Company assigns to the limited liability company any of its rights or obligations under the Purchase Agreement dated November 5, 2013 among the Company, Safeway Inc. and Safeway Australia Holdings, LLC (see Note 16). Additionally, the amendment provides for the issuance of letters of credit and revises certain covenants and representations and warranties of the Company under the Credit Agreement. In connection with this amendment, Annie’s Baking, LLC, became a party to the Credit Agreement pursuant to a Joinder Agreement dated November 22, 2013. The credit facility is collateralized by substantially all of the Company’s assets.

Annie’s, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company may select from three interest rate options for borrowings under the credit facility: (i) LIBOR (as defined in the Credit Agreement) plus 1.25%, (ii) IBOR (as defined in the Credit Agreement) plus 1.25% or (iii) Prime Rate (as defined in the Credit Agreement). Weighted average interest was 1.4% for each of the three and nine months ended December 31, 2013, respectively. Weighted average interest was 1.5% for each of the three and nine months ended December 31, 2012. The Company is required to pay a commitment fee on the unused credit facility commitments, if the outstanding balance is less than half the commitment, at an annual rate ranging from 0.25% to 0.40% depending on the utilization rate. As of December 31, 2013 and March 31, 2013, there was $40.0 million and $33.0 million, respectively, of borrowings available under the credit facility. Interest is payable monthly.
The Credit Agreement contains restrictions on, among other things, the Company’s ability to incur additional indebtedness, pay dividends or make other distributions and make investments and loans. The Credit Agreement also limits the Company’s ability to make capital expenditures in excess of $15.0 million. The Credit Agreement requires that the Company maintain a Funded Debt (as defined in the Credit Agreement) to Adjusted EBITDA (as defined in the Credit Agreement) ratio of not more than 2.75 to 1.0 and a minimum Net Worth (as defined in the Credit Agreement) equal to at least $50.0 million, plus 30% of earnings after taxes earned each quarter (if positive), beginning with the June 2013 quarterly earnings. The Credit Agreement requires the Company to submit interim and annual financial statements by specified dates after each reporting period. The Company was in compliance with the covenants as of December 31, 2013 and March 31, 2013.
6. Related Party Transactions
Agreements with Solera Capital, LLC
The Company had an advisory services agreement with Solera, which it terminated upon the consummation of the IPO and as such the Company paid Solera a one-time termination fee of $1.3 million in April 2012.
Additionally, the Company is a party to an amended and restated registration rights agreement dated as of November 14, 2005, or Registration Rights Agreement, relating to shares of common stock of the Company held by certain affiliates of Solera and certain other stockholders. As discussed further below, on November 18, 2013 Solera completed the sale of its shares entitled to registration under this agreement.
On August 6, 2012, the Company closed a secondary public offering, in which certain stockholders, including Solera, sold 3,649,976 shares of common stock of the Company at an offering price of $39.25 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The offering expenses incurred by the Company were $0.7 million, including legal, accounting and various other fees associated with the registration and sale of common stock sold in the secondary public offering.
On November 18, 2013, the Company closed a secondary public offering in which Solera sold remaining 2,537,096 shares of common stock of the Company at an offering price of $47.95 per share. The Company did not receive any proceeds from the sale of shares by Solera. The offering expenses incurred by the Company were $0.3 million in the nine months ended December 31, 2013, including legal, accounting and various other fees associated with the registration and sale of common stock of the Company sold in the secondary public offering.

Annie’s, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Commitments and Contingencies
Lease Commitments
The Company leases its offices and other equipment under non-cancelable operating leases that expire through fiscal year 2019. Rent expense for non-cancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the three and nine months ended December 31, 2013 was $155,000 and $461,000, respectively. Rent expense for the three and nine months ended December 31, 2012 was $146,000 and $386,000, respectively.
Future minimum lease payments under the non-cancelable operating leases as of December 31, 2013 are as follows (in thousands):

Lease Payments
Three Months Ending March 31, 2014	$166
Fiscal Year Ending March 31:
2015	675
2016	673
2017	669
2018	662
2019	586
Total future minimum lease payments	$3,431
Purchase Commitments
The Company has material non-cancelable purchase commitments, directly or through contract manufacturers, to purchase ingredients to be used in the future to manufacture its products. As of December 31, 2013, the Company’s purchase commitments totaled $15.9 million, which will substantially be incurred within a year.
In September 2011, the Company entered into an agreement with its contract warehousing company that includes minimum overhead fees of $200,000 annually beginning April 1, 2012 through June 30, 2015. As of December 31, 2013, the remaining obligation under the agreement for overhead fees was $300,000.
In November 2011, the Company entered into an agreement with one of its contract manufacturers for the purchase of product formulas for a purchase price of $2.0 million. The agreement requires annual payments of at least $150,000 in each of the first six years of the agreement with the balance of the $2.0 million payment due at the end of the seven-year term in November 2018. As of December 31, 2013, the Company’s remaining obligation for product formulas was $1.7 million.
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
Legal Matters
On December 6, 2013, a private organization called the Center for Environmental Health (“CEH”) sued the Company and its subsidiary, Annie’s Homegrown, Inc., in Superior Court of the State of California in the County of Alameda under California Health & Safety Code §§ 25249.5 et seq. (commonly referred to as “Proposition 65”). CEH claims that warnings are required in California under Proposition 65 for alleged exposures to lead and lead compounds from cookies that contain ginger or molasses, including Annie’s Gluten-Free Ginger Snap Bunny Cookies. CEH is seeking injunctive relief, civil penalties of $2,500 per violation per day and its attorneys’ fees and costs. The lawsuit, entitled Mondelez International, Inc., et al., Alameda County Superior Court Case No. RG13-677800, names nine other companies that are either suppliers or retailers of ginger- or molasses-containing cookies. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability relating to this suit.

Annie’s, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
8. Convertible Preferred Stock Warrant
In March 2008, in connection with a prior term loan, the Company had issued a warrant to Hercules Technology II, L.P. (“Hercules”) for the purchase of 80,560 shares of Series A 2005 Convertible Preferred Stock at an exercise price of $8.07 per share. The warrant was immediately exercisable on the date of issuance and was scheduled to expire at the earlier of five years from a qualifying IPO of the Company’s common stock or April 1, 2018. Upon the consummation of the Company’s IPO on April 2, 2012, the warrant became a warrant to purchase 80,560 shares of the Company’s common stock. As such, on April 2, 2012, the Company measured the fair value of the outstanding convertible preferred stock warrant using an option pricing method and recorded a non-cash charge of $13,000 related to the increase in the fair value of the convertible preferred stock warrant in other income (expense), net and the related convertible preferred stock warrant liability was reclassified to additional paid-in capital. On April 12, 2012, Hercules exercised the warrant to purchase 80,560 shares of the Company’s common stock by surrendering 17,367 shares to pay for the exercise. As a result, the Company issued Hercules 63,193 shares of the Company's common stock.
9. Preferred Stock
As of each of December 31, 2013 and March 31, 2013, the Company’s certificate of incorporation authorized 5,000,000 shares of preferred stock, $0.001 par value per share. As of December 31, 2013, no certificate of designations defining the rights and preferences of the preferred stock had been filed and no shares of preferred stock were issued and outstanding.
10. Common Stock
As of each of December 31, 2013 and March 31, 2013, the Company’s certificate of incorporation authorized 30,000,000 shares of common stock, $0.001 par value per share, respectively, of which 16,972,380 and 16,849,016 shares were issued and outstanding, respectively. Each share of the common stock has the right to one vote. The holders of common stock are also entitled to receive dividends if, as and when declared by the Company’s Board of Directors. No dividends were declared or paid during the nine months ended December 31, 2013 and 2012.
11. Stock-Based Compensation
The Company has adopted performance incentive plans (the 2004 Stock Option Plan and the Omnibus Incentive Plan, which together are the “Plans”) under which non-qualified stock options, restricted stock units and performance share units are granted to eligible employees, officers and directors. The Company has also granted non-plan performance based option awards to certain key management. Options granted under Plans to date generally vest over a five-year period from the date of grant. Vested options can be exercised and generally expire ten years after the grant date. The restricted stock units granted to employees vest 50% on the second anniversary of the grant date, and the remaining 50% on the third anniversary of the grant date. The performance share units granted to employees vest based on achievement of required cumulative compounded adjusted diluted earnings per share growth during the stipulated three-year period applicable to a grant. The vesting of stock-based awards is subject to continuance of the employment with or service to the Company.
Stock-based compensation expense included in selling, general and administrative expenses was $251,000 and $230,000 for the three months ended December 31, 2013 and 2012, respectively, and $660,000 and $677,000 for the nine months ended December 31, 2013 and 2012, respectively.

Annie’s, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the activity of stock options during the nine months ended December 31, 2013:

	Number of Shares	Weighted-Average Exercise Price
Balance at March 31, 2013	1,203,990	$13.26
Granted	62,387	41.87
Forfeited	(99,066)	18.28
Exercised	(123,364)	9.81
Balance at December 31, 2013	1,043,947	$14.90
The weighted average grant date fair value of employee stock options granted during the nine months ended December 31, 2013 was $15.76 per share. The total intrinsic value of stock options exercised during the nine months ended December 31, 2013 was $4.1 million. The intrinsic value is calculated based on the difference between the exercise price and the fair value of the common stock at time of exercise.
The following table summarizes the activity of unvested restricted stock units and performance share units during the nine months ended December 31, 2013:

Shares-Based Awards	Shares	Weighted-Average Grant Date Fair Value
Unvested at March 31, 2013	71,165	$21.73
Granted	54,806	41.11
Vested	(4,692)	45.27
Forfeited	(19,922)	24.94
Unvested at December 31, 2013	101,357	$30.49
As of December 31, 2013, there were 70,872 unvested performance share units outstanding, net of actual forfeitures. As of December 31, 2013, the number of shares estimated to be issued at the end of the performance period(s) is a total of 35,441 shares. The maximum number of total shares that could be issued at the end of performance period(s) is 106,313 shares.
As of December 31, 2013, there was $4.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 3.0 years.
12. Income Taxes
The Company’s effective tax rate increased to 41.3% for the three months ended December 31, 2013, compared to 39.6% for the three months ended December 31, 2012. The effective tax rate was 40.5% for the nine months ended December 31, 2013, compared to 40.4% for the nine months ended December 31, 2012. The effective tax rate is based on a projection of the Company’s annual fiscal year results. The effective tax rate for the three and nine months ended December 31, 2013 was higher than the effective tax rate for the three and nine months ended December 31, 2012 due to the impact of permanent items and federal and state income tax credits.
13. Earnings Per Share
Basic earnings per share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by giving effect to all potentially dilutive securities outstanding during the period. The Company utilizes the treasury stock method to calculate potential common shares that underlie its stock options to purchase common stock and restricted stock units. Performance share units were excluded from potential common shares since no shares were issuable as of December 31, 2013 and March 31, 2013. Certain stock options to purchase our common stock and restricted stock units had an anti-dilutive effect on the earnings per share for the periods presented, and were also excluded.

Annie’s, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted earnings per share of common stock for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Options to purchase common stock	105,157	2,562	105,157	2,562
Restricted stock units	5,141	—	10,575	6,256
Total	110,298	2,562	115,732	8,818
A reconciliation of the basic and diluted earnings per share attributable to common stockholders is as follows (in thousands except share and per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Earnings per share:
Net income	$2,789	$1,401	$10,370	$7,317
Weighted average shares of common stock outstanding used in computing earnings—basic	16,937,139	17,249,536	16,901,089	17,085,833
Potential dilutive options	444,822	523,881	471,427	609,222
Potential dilutive restricted stock units	16,045	8,303	13,892	7,166
Weighted average shares of common stock outstanding used in computing earnings—diluted	17,398,006	17,781,720	17,386,408	17,702,221
Earnings per share
—Basic	$0.16	$0.08	$0.61	$0.43
—Diluted	$0.16	$0.08	$0.60	$0.41

14. Geographic Areas and Product Sales
The Company’s net sales by geographic area, based on the location to which the product was shipped, are summarized as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
United States	$44,459	$34,413	$138,130	$111,984
Canada	1,718	1,870	5,737	5,278
	$46,177	$36,283	$143,867	$117,262
The following table sets forth net sales by product category (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Meals	$23,933	$16,223	$70,226	$52,759
Snacks	17,075	14,908	54,953	47,517
Dressings, condiments and other	5,169	5,152	18,688	16,986
	$46,177	$36,283	$143,867	$117,262
All of the Company’s long-lived assets are located in the U.S.

Annie’s, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

15. Product Recall
In January 2013, the Company announced a voluntary product recall of certified organic and made with organic pizza products due to the possible presence of fragments of flexible metal mesh from a faulty screen at a third-party flour mill. The Company initiated the recall of all lots of pizza product manufactured with this supplier’s flour from its first purchase from the supplier in May 2012. The Company recorded certain items associated with the recall in its financial results for the three and nine months ended December 31, 2013 and 2012.
The Company recorded the estimated customer and consumer returns as a reduction of net sales, related costs associated with product returns, destruction charges, inventory write-off and costs incurred by contract manufacturers as cost of sales, and administrative costs associated with the recall such as legal expenses as selling, general and administrative expenses. The Company recorded $0.4 million and $1.6 million for insurance recoveries in connection with the product recall in the three and nine months ended December 31, 2013, respectively. The impact of the recall-related charges and related insurance recoveries in the three and nine months ended December 31, 2013 and 2012 is as follows (in thousands except per share amount):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Benefit to/(reduction of) net sales	$104	$(1,570)	$855	$(1,570)
Benefit to/(incremental) cost of sales	280	(690)	533	(690)
Benefit to/(incremental) selling, general and administrative expenses	(7)	—	(18)	—
Total benefit to/(reduction of) income before income taxes	$377	$(2,260)	$1,370	$(2,260)
Benefit to/(reduction of) net income	$224	$(1,346)	$827	$(1,346)
Benefit to/(reduction of) net income per diluted share	$0.01	$(0.08)	$0.05	$(0.08)
The Company does not expect any significant further additional costs associated with the voluntary product recall. The Company expects to receive additional recoveries from the involved insurance carriers in future quarters.
16. Planned Acquisition
On November 5, 2013, the Company entered into an agreement of purchase and sale (the "Purchase Agreement") with Safeway Inc. and Safeway Australia Holdings, Inc. (together the “Selling Parties”) to acquire a snack manufacturing plant in Joplin, Missouri (the “Joplin Plant”) for $6.0 million of cash, plus the value of inventory and supplies at closing (calculated based on the Selling Parties’ costs and currently estimated at approximately $4.0 million). The Company expects to fund the acquisition with cash from operations and, if necessary, by drawing under its revolving credit facility. The Company expects to close the acquisition in the first quarter of fiscal 2015. The Joplin Plant has been the primary manufacturer of the Company’s cookie and cracker products for more than ten years. Company products produced in the Joplin Plant currently account for over 50% of its total snacks net sales and represent the majority of the Joplin Plant’s total production volume. In connection with the closing of the acquisition, the Company expects to enter into a three-year supply agreement with an affiliate of Safeway Inc., pursuant to which the Company will manufacture products for the affiliate. Further, in connection with the planned acquisition, on November 7, 2013, the Company deposited $300,000 in an escrow account with the title insurance company. This amount is reflected as restricted cash on the condensed consolidated balance sheet at December 31, 2013.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q") and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended March 31, 2013 (“fiscal 2013”) included in our Annual Report on Form 10-K ("Form 10-K") filed with the SEC on June 14, 2013. This Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those in this Form 10-Q relating to the acquisition of the Joplin manufacturing plant and those in our Form 10-K discussed in the section titled “Risk Factors” including risks relating to competition; new product introductions; implementation of our growth strategy; our brand; our reputation; product liability claims; product recalls and related insurance recoveries (if any); economic disruptions; changes in consumer preferences; ingredient and packaging costs and availability; reliance on a limited number of distributors, retailers, contract manufacturers and third-party suppliers and an outside warehouse facility; efficiency projects; intellectual property and related disputes; regulatory compliance; transportation; our supply-chain; our and our customers’ inventory levels; and seasonality. The forward-looking statements in this Form 10-Q represent our views as of the date of this Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-Q.
Overview
Annie’s, Inc. is a natural and organic food company with a widely recognized brand, offering consumers great-tasting products in large packaged foods categories. We sell premium products made from high-quality ingredients at affordable prices. We have the number one natural and organic market position in four product lines: macaroni and cheese, snack crackers, fruit snacks and graham crackers.
Our loyal and growing consumer following has enabled us to migrate from our natural and organic roots to a brand sold across the mainstream grocery, mass merchandiser and natural retailer channels. We offer over 135 products and are present in over 26,500 retail locations in the United States and Canada.
Our net sales are derived from the sale of meals, snacks, dressings, condiments and other products primarily under the Annie’s Homegrown and Annie’s Naturals brand names. We have experienced strong growth resulting from our focus on supporting our best-selling items and the introduction of new products.
Gross profit is net of cost of sales, which consists of the costs of ingredients in the manufacture of products, contract manufacturing fees, inventory write-off, packaging costs and in-bound freight charges. Ingredients account for the largest portion of the cost of sales followed by contract manufacturing fees and packaging costs.
Our selling, general and administrative expenses consist primarily of marketing and advertising expenses, freight and warehousing costs, wages, related payroll and employee benefit expenses, stock-based compensation, commissions to outside sales representatives, legal and professional fees, travel expenses, other facility related costs, such as rent and depreciation, and consulting expenses. The primary components of our marketing and advertising expenses include trade advertising, samples, consumer events, sales data, consumer research and search engine and digital advertising.
Planned Acquisition
On November 5, 2013, we entered into an agreement with Safeway Inc. and Safeway Australia Holdings, Inc. (together the “Selling Parties”) to acquire a snack manufacturing plant in Joplin, Missouri (the “Joplin Plant”) for $6.0 million, plus the value of inventory and supplies at closing (calculated based on the Selling Parties’ costs and currently estimated at approximately $4.0 million). We expect to fund the acquisition with cash from operations and, if necessary, by drawing under our revolving credit facility. We expect to close the acquisition in the first quarter of fiscal 2015. The Joplin Plant has been the primary manufacturer of our cookie and cracker products for more than ten years. Our products produced in the Joplin Plant currently account for over 50% of our total snacks net sales and represent the majority of the Joplin Plant’s total production volume. In connection with the closing of the acquisition, we expect to enter into a three-year supply agreement with an affiliate of Safeway Inc., pursuant to which we will manufacture products for the affiliate. Further, in connection with the planned acquisition, on November 7, 2013, we deposited $300,000 in an escrow account with the title insurance company. This amount is reflected as restricted cash on the condensed consolidated balance sheet at December 31, 2013.
Large Accelerated Filer
At the end of fiscal year 2014, we will be deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and as a result, we will cease to be an “emerging growth company,” as defined in the JOBS Act. As a result, we will no longer be exempted from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and our independent registered public accounting firm will be required to evaluate and report on internal control over financial reporting. In connection with the auditor attestation, we expect to incur additional fees, consulting and other costs of approximately $0.3 million in fiscal 2014 as compared to fiscal 2013.
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
To date, we have recorded a total of $2.9 million in expenses and a total of $2.0 million in insurance recoveries related to the product recall. In the nine months ended December 31, 2013, we recorded $1.6 million for insurance recoveries and $0.1 million in reduction of net sales reserve in connection with the recall. We expect to recover additional amounts from the insurance providers in future quarters. Recoveries are recorded to offset the charges once recovery is probable.
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
Trends and Other Factors Affecting Our Business
The growth rates for the U.S. natural and organic food market have been, and are expected to continue to be, higher than those for the overall U.S. food market. We believe growth in the natural and organic food market is driven by various factors, including heightened awareness of the role that food and nutrition play in long-term health and wellness. Many consumers prefer natural and organic products due to increasing concerns over the purity and safety of food as a result of the presence of pesticide residues, growth hormones and artificial and genetically engineered ingredients in the foods we eat. In this growing market, we expect competition from other natural and organic packaged food companies as well as mainstream conventional packaged food companies to increase, as they may seek to introduce or have introduced products in our key categories or seek to make existing products more attractive to the natural and organic consumer. We continue to experience greater consumer demand for natural and organic food products and increasing awareness of the Annie’s brand, which has contributed to increased growth in net sales.
Our top-line growth continues to be driven by our increased penetration of mainstream grocery and mass merchandiser channels, improved placement in the mainstream grocery channel and continued product innovation which includes adding new flavors and sizes to existing lines as well as introduction of new product lines. In June 2013, we entered into the single-serve microwavable cup segment of the macaroni and cheese category and in August 2013, we entered into family-size frozen entrées. In December 2013, we entered into gluten free chewy granola bars.

We purchase finished products from our contract manufacturers. With an industry-wide commodity cost escalation starting in fiscal 2008, we became more directly involved in the sourcing of the ingredients for our products. This allowed us to consolidate ingredient sourcing across contract manufacturers in order to negotiate more favorable pricing on ingredients and, in some cases, to lock in ingredient pricing for typically six to 12 months forward through non-cancelable purchase commitments, directly or through contract manufacturers. In fiscal 2013, our contracted ingredients represented approximately 50% of our materials costs and over 31% of our cost of sales. These efforts mitigated the impact of volatile and increasing commodity costs on our business. We plan to continue to expand our portfolio of contracted ingredients and negotiate pricing agreements for future purchases to allow us sufficient time to respond to changes in our ingredient costs over time.
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
While our cost structure continues to benefit from ongoing productivity and cost reduction initiatives, we have experienced increased margin pressure in fiscal 2014 resulting from several factors, including: continued input cost inflation; more limited price increases compared to prior years; a faster pace of product innovation; customer and product mix changes; increased inventory obsolescence and continued distribution and market share growth in a competitive food retailing environment. Although commodity costs for many conventional ingredients have recently moderated or declined, we have not yet experienced similar cost changes to our ingredients and continue to experience year-over-year commodity increases, particularly for organic wheat.
Selling, general and administrative expenses have increased as a result of the investment we have made in scaling our organization and adding headcount to support our growth. Some of our selling, general and administrative expenses are variable with volume, including freight and warehouse expenses and commissions paid to our sales brokers. In addition, we continue to make investments in marketing to drive trial of our products, promote awareness of our brand, and compete effectively against conventional as well as natural and organic brands, and in research and development to support our robust innovation pipeline.

Results of Operations
The following table sets forth items included in our consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

	Three Months Ended December 31,		% of Net Sales		Nine Months Ended December 31,		% of Net Sales
	2013	2012	2013	2012	2013	2012	2013	2012
	(in thousands, except for percentages)
Net sales	$46,177	$36,283	100.0%	100.0%	$143,867	$117,262	100.0%	100.0%
Cost of sales	27,951	23,267	60.5%	64.1%	88,978	72,539	61.8%	61.9%
Gross profit	18,226	13,016	39.5%	35.9%	54,889	44,723	38.2%	38.1%
Operating expenses:
Selling, general and administrative expenses	13,421	10,687	29.1%	29.5%	37,286	32,437	25.9%	27.7%
Total operating expenses	13,421	10,687	29.1%	29.5%	37,286	32,437	25.9%	27.7%
Income from operations	4,805	2,329	10.4%	6.4%	17,603	12,286	12.2%	10.5%
Interest expense	(80)	(40)	(0.2)%	(0.1)%	(255)	(120)	(0.2)%	(0.1)%
Other income (expense), net	30	31	0.1%	0.1%	88	116	0.1%	0.1%
Income before provision for income taxes	4,755	2,320	10.3%	6.4%	17,436	12,282	12.1%	10.5%
Provision for income taxes	1,966	919	4.3%	2.5%	7,066	4,965	4.9%	4.2%
Net income	$2,789	$1,401	6.0%	3.9%	$10,370	$7,317	7.2%	6.2%
Our discussion of our results of operations in this Form 10-Q includes certain adjusted net sales, gross profit, gross margin and net income figures. These figures are non-GAAP financial measures. We calculate these non-GAAP figures by eliminating the impact of our January 2013 voluntary product recall and related insurance recoveries, costs associated with our planned acquisition of the Joplin Plant, secondary offering costs and the change in fair value of the convertible preferred stock warrant liability, which we do not consider to be indicative of our ongoing operations. We believe these non-GAAP figures provide additional metrics to evaluate our operations and, when considered with both our GAAP results and the related reconciliation to the most directly comparable GAAP measure, provide a more complete understanding of our business than could be obtained absent this disclosure. We use these non-GAAP figures, together with financial measures prepared in accordance with GAAP, to assess our operating performance, to provide meaningful comparisons of operating performance across periods, to enhance our understanding of our core operating performance and to compare our performance to that of our peers and competitors. We believe that these non-GAAP figures are also useful to investors in assessing the operating performance of our business without the effect of the items described above. These non-GAAP figures are subject to inherent limitation as they reflect the exercise of judgment by management in determining how they are formulated. Further, our computation of these non-GAAP figures is likely to differ from methods used by other companies in computing similarly titled or defined terms, limiting the usefulness of these measures. These non-GAAP figures should not be considered in isolation or as alternatives to GAAP financial measures and investors should not rely on any single financial measure to evaluate our business.

The table below reconciles these non-GAAP figures to the most directly comparable GAAP financial measures for the three months ended December 31, 2013 and 2012:

	Three months ended December 31, 2013			Three months ended December 31, 2012
	Net Sales	Gross Profit	Net Income	Net Sales	Gross Profit	Net Income
GAAP financial measures	$46,177	$18,226	$2,789	$36,283	$13,016	$1,401
Increase/(decrease) of net sales reserve related to product recall	(13)	(13)	(13)	1,570	1,570	1,570
Incremental cost of sales related to product recall	—	62	62	—	690	690
Recoveries from insurance carrier related to product recall:
Net sales	(91)	(91)	(91)	—	—	—
Cost of sales	—	(342)	(342)	—	—	—
Selling, general and administrative expenses	—	—	(7)	—	—	—
Administrative costs related to product recall	—	—	14	—	—	—
Costs associated with our planned acquisition of the Joplin Plant	—	—	249	—	—	—
Secondary offering costs	—	—	202	—	—	—
Change in fair value of convertible preferred stock warrant liability	—	—	—	—	—	—
Provision for income taxes	—	—	29	—	—	(914)
Non-GAAP figures	$46,073	$17,842	$2,892	$37,853	$15,276	$2,747

The table below reconciles these non-GAAP figures to the most directly comparable GAAP financial measures for the nine months ended December 31, 2013 and 2012:

	Nine months ended December 31, 2013			Nine months ended December 31, 2012
	Net Sales	Gross Profit	Net Income	Net Sales	Gross Profit	Net Income
GAAP financial measures	$143,867	$54,889	$10,370	$117,262	$44,723	$7,317
Increase/(decrease) of net sales reserve related to product recall	(134)	(134)	(134)	1,570	1,570	1,570
Incremental cost of sales related to product recall	—	279	279	—	690	690
Recoveries from insurance carrier related to product recall:
Net sales	(721)	(721)	(721)	—	—	—
Cost of sales	—	(832)	(832)	—	—	—
Selling, general and administrative expenses	—	—	(47)	—	—	—
Administrative costs related to product recall	—	—	65	—	—	—
Costs associated with our planned acquisition of the Joplin Plant	—	—	411	—	—	—
Secondary offering costs	—	—	288	—	—	704
Change in fair value of convertible preferred stock warrant liability	—	—	—	—	—	13
Provision for income taxes	—	—	351	—	—	(1,199)
Non-GAAP figures	$143,012	$53,481	$10,030	$118,832	$46,983	$9,095

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012
Net Sales

	Three Months Ended December 31,		Change		% of Net Sales
	2013 (1)	2012 (2)	$	%	2013	2012
	(in thousands, except for percentages)
Meals	$23,933	$16,223	$7,710	47.5%	51.8%	44.7%
Snacks	17,075	14,908	2,167	14.5%	37.0%	41.1%
Dressings, condiments and other	5,169	5,152	17	0.3%	11.2%	14.2%
Net sales	$46,177	$36,283	$9,894	27.3%	100.0%	100.0%
_________
(1) Net sales for the three months ended December 31, 2013 included $0.1 million insurance recoveries related to product recall.
(2) Net Sales for the three months ended December 31, 2012 included a $1.6 million reduction in net sales due to product recall.
Net sales of $46.2 million increased $9.9 million, or 27.3%, in the three months ended December 31, 2013 compared to the same period in the prior year. This increase was largely driven by volume through distribution gains and our mainline placement initiative, primarily impacting mass merchandiser and mainstream grocery channels, as well as the impact of the pizza recall. Net sales in the natural channel grew modestly in the three months ended December 31, 2013. Higher average selling prices contributed approximately one percent to net sales growth, excluding the impact of the pizza recall.
The increase in net sales reflects a $7.7 million and $2.2 million increase for meals and snacks, respectively. The increase in meals was predominantly driven by strong growth in natural and gluten-free macaroni and cheese products. Additionally, sales of microwavable cup macaroni and cheese (which was introduced in June 2013), pizza, and frozen entrées (which were introduced in August 2013) contributed to the growth in meals. The increase in snacks was primarily due to growth in our fruit snacks. Sales in the dressings, condiments and other category were largely unchanged compared to the prior year period.
Excluding the impact of our voluntary product recall, our net sales would have increased $8.2 million, or 21.7%, to $46.1 million in the three months ended December 31, 2013 compared to $37.9 million in the three months ended December 31, 2012.
Gross Profit

	Three Months Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except for percentages)
Cost of sales	$27,951	$23,267	$4,684	20.1%
Gross profit	$18,226	$13,016	$5,210	40.0%
Gross margin %	39.5%	35.9%
Gross profit of $18.2 million increased $5.2 million, or 40.0%, in the three months ended December 31, 2013 compared to the same period in the prior year, primarily driven by higher net sales and the impact of voluntary product recall, partially offset by higher commodity costs and increased inventory obsolescence.
Gross margin increased 3.6 percentage points to 39.5% in the three months ended December 31, 2013 from 35.9% in the three months ended December 31, 2012. The increase in gross margin is attributable to inclusion of a $1.6 million reduction in net sales and a $0.7 million increase in cost of sales associated with our voluntary product recall in the three months ended December 31, 2012, as well as insurance recoveries that benefited net sales by $0.1 million and cost of sales by $0.3 million in the three months ended December 31, 2013. Higher average selling prices and efficiency gains also contributed to the increase in gross margin. However, such gains were more than offset by higher commodity costs and increased inventory obsolescence.
Excluding the impact of the voluntary product recall, our gross profit would have increased $2.5 million, or 16.8%, to $17.8 million in the three months ended December 31, 2013 from $15.3 million in the three months ended December 31, 2012 and gross margin would have decreased 1.7 percentage points to 38.7% in the three months ended December 31, 2013 from 40.4% in the three months ended December 31, 2012.
Operating Expenses: Selling, general and Administrative Expenses (SG&A)

	Three Months Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except for percentages)
Operating expenses:
SG&A	$13,421	$10,687	$2,734	25.6%
SG&A as a percentage of net sales	29.1%	29.5%
SG&A of $13.4 million increased $2.7 million, or 25.6%, in the three months ended December 31, 2013 compared to the same period in the prior year. This increase was due primarily to an increase in selling and marketing expense, as well as higher payroll expense resulting from increased headcount to support our growth. In addition, during the three months ended December 31, 2013, we incurred $0.2 million in legal, consulting and other costs associated with our planned acquisition of the Joplin Plant and $0.2 million for legal, accounting and various other fees associated with the registration and sale of common stock by Solera.

Income from Operations

	Three Months Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except for percentages)
Income from operations	$4,805	$2,329	$2,476	106.3%
Income from operations as a percentage of net sales	10.4%	6.4%
As a result of the factors discussed above, income from operations of $4.8 million increased $2.5 million, or 106.3%, in the three months ended December 31, 2013 compared to the same period in the prior year, and as a percentage of net sales increased 4.0 percentage points to 10.4%.
Interest Expense

	Three Months Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except for percentages)
Interest expense	$(80)	$(40)	$(40)	100.0%
Interest expense increased in the three months ended December 31, 2013 compared to the three months ended December 31, 2012 due to higher non-utilization fees under our revolving credit facility, which was increased to $40.0 million from $20.0 million in March 2013.
Other Income

	Three Months Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except for percentages)
Other income	$30	$31	$(1)	(3.2)%
Other income during the three months ended December 31, 2013 and 2012 reflects royalty income.
Provision for income taxes

	Three Months Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except for percentages)
Provision for income taxes	$1,966	$919	$1,047	113.9%
Effective tax rate	41.3%	39.6%
Our effective tax rate increased to 41.3% for the three months ended December 31, 2013, compared to 39.6% for the three months ended December 31, 2012. The effective tax rate is based on a projection of our annual fiscal year results. The increase is due to the impact of permanent items partially offset by the federal and state income tax credits. We expect our full year effective tax rate for fiscal 2014 to be approximately 40% to 41%.
Net income

	Three Months Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except for percentages)
Net income	$2,789	$1,401	$1,388	99.1%
As a result of the factors discussed above, net income of $2.8 million increased $1.4 million, or 99.1%, in the three months ended December 31, 2013 from $1.4 million in the three months ended December 31, 2012.

Excluding the impact of our voluntary product recall, costs associated with our planned acquisition of the Joplin Plant and secondary offering costs, our net income increased $0.2 million, or 5.3%, to $2.9 million in the three months ended December 31, 2013 from $2.7 million in the three months ended December 31, 2012.
Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012
Net Sales

	Nine Months Ended December 31,		Change		% of Net Sales
	2013 (1)	2012 (2)	$	%	2013	2012
	(in thousands, except for percentages)
Meals	$70,226	$52,759	$17,467	33.1%	48.8%	45.0%
Snacks	54,953	47,517	7,436	15.6%	38.2%	40.5%
Dressings, condiments and other	18,688	16,986	1,702	10.0%	13.0%	14.5%
Net sales	$143,867	$117,262	$26,605	22.7%	100.0%	100.0%
_________
(1) Net sales for the nine months ended December 31, 2013 included $0.7 million insurance recoveries and $0.1 million of reversal of net sales reserve related to product recall.
(2) Net Sales for the nine months ended December 31, 2012 included a $1.6 million reduction in net sales due to product recall.
Net sales of $143.9 million increased $26.6 million, or 22.7%, in the nine months ended December 31, 2013 compared to the same period in the prior year. The increase was largely driven by volume through distribution gains and our mainline placement initiative, primarily impacting mainstream grocery and mass merchandiser channels, as well as the impact of the pizza recall. These gains were partially offset by lower volume in the natural channel, primarily driven by a reduction in inventory carrying levels at one of our major customers. Higher average selling prices contributed approximately one to two percent to net sales growth, excluding the impact of the pizza recall.
The $17.5 million increase in meals was predominantly driven by strong growth in natural and gluten-free macaroni and cheese products. Additionally, microwavable cup macaroni and cheese (which was introduced in June 2013) and sales of frozen entrées (which were introduced in August 2013) contributed to growth in meals. Net sales of meals also benefited from the insurance recoveries and the reversal of net sales reserve mentioned above. The increase in snacks of $7.4 million was primarily due to growth in our fruit snacks, grahams and crackers. The increase of $1.7 million in the dressings, condiments and other category was across the products in this category.
Excluding the impact of our voluntary product recall, our net sales would have increased $24.2 million, or 20.3%, to $143.0 million in the nine months ended December 31, 2013 compared to $118.8 million in the nine months ended December 31, 2012.
Gross Profit

	Nine Months Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except for percentages)
Cost of sales	$88,978	$72,539	$16,439	22.7%
Gross profit	$54,889	$44,723	$10,166	22.7%
Gross margin %	38.2%	38.1%
Gross profit of $54.9 million increased $10.2 million, or 22.7%, in the nine months ended December 31, 2013 compared to the same period in the prior year, primarily driven by higher net sales and the impact of the voluntary product recall, partially offset by higher commodity costs and increased inventory obsolescence.
Gross margin increased 0.1 percentage point to 38.2% in the nine months ended December 31, 2013 from 38.1% in the nine months ended December 31, 2012. The increase in gross margin is attributable to inclusion of a $1.6 million reduction in net sales and a $0.7 million increase in cost of sales associated with our voluntary product recall in the nine months ended December 31, 2012, as well as insurance recoveries that benefited net sales by $0.7 million and cost of sales by $0.8 million in the nine months ended December 31, 2013. Additionally, higher average selling prices and efficiency gains contributed to the increase in gross margin. However, such gains were more than offset by higher commodity costs, mix changes and the impact of inventory obsolescence.
Excluding the impact of our voluntary product recall, our gross profit would have increased $6.5 million, or 13.8%, to $53.5 million in the nine months ended December 31, 2013 from $47.0 million in the nine months ended December 31, 2012 and gross margin would have decreased 2.1 percentage points to 37.4% in the nine months ended December 31, 2013 from 39.5% in the nine months ended December 31, 2012.
Operating Expenses: Selling, General and Administrative Expenses (SG&A)

	Nine Months Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except for percentages)
Operating expenses:
SG&A	$37,286	$32,437	$4,849	14.9%
SG&A as a percentage of net sales	25.9%	27.7%
SG&A of $37.3 million increased $4.8 million, or 14.9%, to $37.3 million in the nine months ended December 31, 2013 compared to the same period in the prior year, due primarily to an increase in payroll expense resulting from increased headcount to support our growth. In addition, during the nine months ended December 31, 2013, we incurred $0.4 million in legal, consulting and other costs associated with our planned acquisition of the Joplin Plant, $0.3 million for legal, accounting and other various other fees associated with the registration and sale of common stock by Solera, and $18,000 in administrative costs associated with the voluntary product recall net of insurance recovery of $47,000. During the nine months ended December 31, 2012, we incurred $0.7 million in legal, accounting and various other fees associated with the registration and sale of common stock in the secondary public offering by certain stockholders including Solera. As a percentage of net sales, SG&A decreased 1.8 percentage points to 25.9% in the nine months ended December 31, 2013 from 27.7% in the nine months ended December 31, 2012 due to overall leverage resulting from strong net sales growth.
Income from Operations

	Nine Months Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except for percentages)
Income from operations	$17,603	$12,286	$5,317	43.3%
Income from operations as a percentage of net sales	12.2%	10.5%
As a result of the factors discussed above, income from operations of $17.6 million increased $5.3 million, or 43.3%, in the nine months ended December 31, 2013 compared to the same period in the prior year, and as a percentage of net sales increased 1.7 percentage points to 12.2%.
Interest Expense

	Nine Months Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except for percentages)
Interest expense	$(255)	$(120)	$(135)	112.5%
Interest expense increased in the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012 due to higher non-utilization fees under our revolving credit facility, which was increased to $40.0 million from $20.0 million in March 2013.

Other Income (Expense), Net

	Nine Months Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except for percentages)
Other income (expense), net	$88	$116	$(28)	(24.1)%
Other income (expense), net during the nine months ended December 31, 2013 reflects royalty income. Other income (expense), net during the nine months ended December 31, 2012 primarily reflects royalty income partially offset by a non-cash charge of $13,000 related to the increase in the fair value of the convertible preferred stock warrant on April 2, 2012, prior to its conversion into a common stock warrant.
Provision for income taxes

	Nine Months Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except for percentages)
Provision for income taxes	$7,066	$4,965	$2,101	42.3%
Effective tax rate	40.5%	40.4%
Our effective tax remained relatively unchanged from the prior year and is based on a projection of our annual fiscal year results. The slight increase in the effective tax rate for the nine months ended December 31, 2013 was due to the impact of permanent items. We expect our full year effective tax rate for fiscal 2014 to be approximately 40% to 41%.
Net income

	Nine Months Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except for percentages)
Net income	$10,370	$7,317	$3,053	41.7%
As a result of the factors discussed above, net income increased $3.1 million, or 41.7%, to $10.4 million in the nine months ended December 31, 2013.
Excluding the impact of our voluntary product recall, costs associated with our planned acquisition of the Joplin Plant, secondary offering costs and non-cash charge related to the increase in the fair value of the convertible preferred stock warrant liability, our net income increased $0.9 million, or 10.3%, to $10.0 million in the nine months ended December 31, 2013 from $9.1 million in the nine months ended December 31, 2012.

Liquidity and Capital Resources

	December 31, 2013	March 31, 2013
	(in thousands)
Cash	$2,986	$4,930
Accounts receivable, net	18,796	20,015
Inventory	23,407	15,147
Accounts payable	6,784	4,342
Accrued liabilities	9,104	12,021
Working capital(1)	38,426	31,925

(1)	Working capital consists of total current assets less total current liabilities
Working capital increase as of December 31, 2013 is driven by inventory build ahead of fourth quarter, which is historically our seasonally largest quarter. Our principal sources of liquidity are our cash and accounts receivable, as well as cash flows from operations. Additionally, we have a credit facility with Bank of America, N.A., which provides for revolving loans and letters of credit up to $40.0 million and is available to us through August 2016. We believe that our cash and accounts receivable and potential cash flows from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. We have historically generated cash from our operations, however, there can be no assurance that our operations will continue to generate cash flows in the future. We use cash generated from our operations to fund our ongoing operations including business expansion and growth.
The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by (used in) operating, investing and financing activities and our ending balance of cash:

	December 31, 2013	December 31, 2012
	(in thousands)
Cash at beginning of period	$4,930	$562
Net cash provided by operating activities	3,750	4,210
Net cash used in investing activities	(1,357)	(1,498)
Net cash provided by (used in) financing activities	(4,337)	9,686
Cash at end of period	$2,986	$12,960
Cash Flows from Operating Activities
Net cash provided by operating activities of $3.8 million in the nine months ended December 31, 2013 compared to the same period in the prior year, decreased by $0.5 million. The main drivers of this change include:

•	a cash decrease of $9.4 million from change in operating assets and liabilities due primarily to timing, which was partially offset by

•	lower excess tax benefit from stock-based compensation of $6.0 million and higher net income of $3.1 million compared to the nine months ended December 31, 2012.
Cash Flows from Investing Activities
Net cash used in investing activities of $1.4 million in the nine months ended December 31, 2013, was lower by $0.1 million compared to the nine months ended December 31, 2012. Drivers of this change included $0.4 million of lower investment in property and equipment, offset by $0.3 million of a deposit placed in an escrow account relating to our planned acquisition of the Joplin Plant.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $4.3 million in the nine months ended December 31, 2013, compared to net cash provided by financing activities of $9.7 million in the nine months ended December 31, 2012, a decrease of $14.0 million. Drivers of this change included:

•	net proceeds of $11.1 million received from common shares issued in the IPO, net of issuance costs, in the nine months ended December 31, 2012;

•	a decrease in excess tax benefit from stock-based compensation of $6.0 million;

•	a decrease in proceeds from exercises of stock options of $2.6 million; which were offset by

•	an increase in draw down from the credit facility of $5.7 million.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2013:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More than Five Years

	(in thousands)
Rent obligations(1)	$3,311	$640	$1,285	$1,279	$107
Equipment lease obligations(2)	120	30	60	30	—
Total operating lease obligations	3,431	670	1,345	1,309	107
Purchase commitments(3)	15,886	14,048	1,838	—	—
Product formula obligations(4)	1,700	150	300	1,250	—
Warehousing overhead obligations(5)	300	200	100	—	—
Total	$21,317	$15,068	$3,583	$2,559	$107

(1)
We lease approximately 33,500 square feet of space that houses our corporate headquarters at 1610 Fifth Street, Berkeley, California pursuant to a lease agreement, or Lease, that was originally scheduled to expire in February 2016. In September 2012, we entered into an amendment to the Lease and extended the initial term of the lease for three additional years to February 2019. The rent for the additional three years will be equal to 95% of the then fair market rental rate for the property; however, the monthly rent payable will not be less than the monthly rent payable during the immediately preceding month of the initial term. The landlord is required to deliver to us a notice of the fair market rental rate for the property no later than August 1, 2015. The table above assumes rent for the additional three years at the monthly rental rate applicable to last month’s rate of the original Lease.

(2)	We lease equipment under non-cancelable operating leases. These leases expire at various dates through 2019, excluding extensions at our option, and contain provisions for rental adjustments.

(3)	We have non-cancelable purchase commitments, directly or through contract manufacturers, to purchase ingredients to be used in the future to manufacture products.

(4)
This represents our obligation, to one of our contract manufacturers, for the product formulas purchased in November 2011. Of these amounts, $1.0 million is included in total liabilities in our condensed consolidated balance sheet as of December 31, 2013.

(5)	We have an agreement with our contract warehousing company to pay minimum overhead fees through June 2015.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements or any holdings in variable interest entities.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our Form 10-K for fiscal 2013 provides a detailed discussion of the market risks affecting our operations. We believe our exposure to these market risks did not change materially during the three and nine months ended December 31, 2013.

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
Our management, including our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on this review, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2013.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On December 6, 2013, a private organization called the Center for Environmental Health (“CEH”) sued us and our subsidiary, Annie’s Homegrown, Inc., in Superior Court of the State of California in the County of Alameda under California Health & Safety Code §§ 25249.5 et seq. (commonly referred to as “Proposition 65”). CEH claims that warnings are required in California under Proposition 65 for alleged exposures to lead and lead compounds from cookies that contain ginger or molasses, including our Gluten-Free Ginger Snap Bunny Cookies. CEH is seeking injunctive relief, civil penalties of $2,500 per violation per day and its attorneys’ fees and costs. The lawsuit, entitled Mondelez International, Inc., et al., Alameda County Superior Court Case No. RG13-677800, names nine other companies that are either suppliers or retailers of ginger- or molasses-containing cookies. We cannot at this time reasonably estimate a range of exposure, if any, of the potential liability relating to this suit.
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
ITEM 1A. RISK FACTORS
The following risk factors have been added to address our planned acquisition of a snack manufacturing plant in Joplin, Missouri and are supplemental to the risk factors previously disclosed in our Form 10-K for fiscal 2013 filed with the SEC on June 14, 2013.
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

ITEM 6. EXHIBITS

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Agreement of Purchase and Sale by and among Safeway Australia Holdings, Inc., Safeway Inc. and Annie’s, Inc., dated November 5, 2013	Form 10-Q	001-35470	2.1	November 7, 2013
3.1	Second Restated Certificate of Incorporation of Annie’s, Inc., dated September 10, 2013	Form 8-K	001-35470	3.3	September 13, 2013
3.2	Second Amended and Restated Bylaws of Annie’s, Inc., effective September 10, 2013	Form 8-K	001-35470	3.4	September 13, 2013
10.1	Executive Employment Agreement dated October 16, 2013 between Annie’s, Inc. and Zahir Ibrahim+	Form 8-K	001-35470	10.1	October 21, 2013
10.2	Transition and Separation Agreement dated October 16, 2013 between Annie’s, Inc. and Kelly J. Kennedy +	Form 8-K	001-35470	10.2	October 21, 2013
10.3	Amendment No. 2 to the Second Amended and Restated Loan Agreement dated as of November 5, 2013 among Bank of America, N.A., Annie’s, Inc., Annie’s Homegrown, Inc., Annie’s Enterprises, Inc. and Napa Valley Kitchens, Inc.	Form 10-Q	001-35470	10.3	November 7, 2013
10.4*	Joinder Agreement dated as of November 22, 2013 between Bank of America, N.A. and Annie’s, Inc., Annie’s Enterprises, Inc., Annie’s Homegrown, Inc. and Annie’s Baking, LLC
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
101*
The following materials from Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets as of December 31, 2013 and March 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2013 and 2012, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2013 and 2012 and (v) Notes to Condensed Consolidated Financial Statements.

+    Indicates a management contract or compensatory plan or arrangement.
*    Furnished or filed herewith, as applicable

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 10, 2014

ANNIE’S, INC.

By:	/s/ Zahir M. Ibrahim
Zahir M. Ibrahim
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)