Form 10-K
period 2014-03-31
Annie's, Inc.
filed 2014-06-02
CIK 1431897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes ☒ No ☐
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $705.6 million, based on the number of shares held by non-affiliates as of September 30, 2013 and the closing price of the registrant’s common stock on the New York Stock Exchange on September 30, 2013.
On April 30, 2014, the registrant had 17,039,792 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2014 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ended March 31, 2014. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Annie’s, Inc.
Annual Report on Form 10-K

Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements in addition to historical information. These forward-looking statements are included throughout this Form 10-K, including in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Income” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable” and similar terms and phrases to identify forward-looking statements in this Form 10-K.
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
Our loyal and growing consumer following has enabled us to migrate from our natural and organic roots to a brand sold across the mainstream grocery, mass merchandiser and natural retailer channels. Today, we offer over 145 products and are present in over 35,000 retail locations in the United States and Canada. Over the past three years, we have significantly increased both the number of retail locations where our products can be found and the number of our products found in individual stores. We expect that increasing penetration of the mainstream grocery and mass merchandiser channels, combined with greater brand awareness, new product introductions, line extensions and favorable consumer trends, will continue to fuel our sales growth in all channels.
Innovation, including new product development, is a key component of our growth strategy. We invest significant resources to understand our consumers and develop products that address their desire for natural and organic alternatives to conventional packaged foods. We have a demonstrated track record of extending our product offerings into large food categories, such as fruit snacks and snack mix, and introducing products in existing categories with new sizes, flavors and ingredients. In order to quickly and economically introduce our new products to market, we typically partner with contract manufacturers that make our products according to our formulas or other specifications.
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

We have experienced strong sales and profit growth over the past few years. We increased our net sales from $95.9 million in fiscal 2010 to $204.1 million in fiscal 2014, representing a 20.8% compound annual growth rate. Over the same period, our income from operations increased from $7.7 million in fiscal 2010 to $26.1 million in fiscal 2014.
Joplin Acquisition
On April 2, 2014, we completed our previously announced acquisition of a snack manufacturing plant in Joplin, Missouri (the “Joplin Plant”) from Safeway Inc. and Safeway Australia Holdings, Inc. (together the “Selling Parties”) for $6.0 million, plus the value of inventory and supplies at closing (calculated based on the Selling Parties’ costs). The Joplin Plant has been the primary manufacturer of our cookie and cracker products since the inception of our snacks business in 2002. Our products produced in the Joplin Plant accounted for approximately 40% of our total snacks net sales in fiscal 2014 and represent the majority of the Joplin Plant’s total production volume. In connection with the closing of the acquisition, Annie’s Baking, LLC, our subsidiary that acquired the Joplin Plant, also entered into a supply agreement to produce products on behalf of an affiliate of Safeway Inc. for a period of three years.
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
In December 1999, Homegrown Natural Foods, Inc., which was founded by our CEO, John M. Foraker, made an investment in Annie’s Homegrown and Mr. Foraker joined the board of directors. This investment enabled us to expand distribution in the mainstream grocery channel. At the time of this investment, our annual revenues were approximately $7 million. At this time, Mr. Martin left Annie’s Homegrown and Annie Withey continued in her role as our Inspirational President.
From 2002 to 2005, Solera Capital, LLC, a private equity firm based in New York, made several significant equity investments in the company, acquiring control and providing capital for internal growth and acquisitions. We sometimes refer to Solera Capital, LLC and its affiliates as Solera in this Form 10-K. Under Solera’s ownership, Annie’s Homegrown embarked on a strategy to expand into new food categories, introducing Cheddar Bunnies snack crackers in 2003. In 2004, Solera formed a company later named Annie’s, Inc. to acquire all of the stock of Annie’s Homegrown held by Homegrown Natural Foods, Inc. as well as Fantastic Foods, Inc. and Napa Valley Kitchens, Inc., two of Homegrown Natural Foods’ subsidiaries. We acquired the Annie’s Naturals brand of salad dressings in 2005.
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the stock symbol BNNY and has been trading since March 28, 2012. Prior to such date, there was no public market for our common stock.
More than 20 years after our founding, our original values still guide our business. Annie Withey remains involved in the business, writing the personal letters printed on the back of our boxes and responding to letters from our consumers. We remain a mission-driven business grounded in using natural and organic ingredients to make great-tasting products that consumers love.
Our Company Mission
Our mission is to cultivate a healthier, happier world by spreading goodness through nourishing foods, honest words and conduct that is considerate and forever kind to the planet. We have focused on building a successful and growing business in pursuit of our mission. Our corporate motto is Eat Responsibly-Act Responsibly. We offer great-tasting, high-quality natural and organic foods, while striving to act in a socially responsible and environmentally sustainable manner. We are committed to growing our business and profitability, while staying true to our mission and core values.
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
These core values are integrally woven into our culture and serve as important guiding principles for our strategies and business decisions. Over many years, our commitment to these core values has helped us build a brand consumers trust. We believe this trust is our most important asset and the more consumers trust us, the more willing they are to support our brand by purchasing our current products, trying our new products and recommending them to their friends and family. We believe that our culture has been, and we expect it will remain, a source of competitive advantage.
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
Business Segments
We have determined that we operate as one segment: the manufacturing, marketing and distribution of natural and organic food products. Our chief executive officer is considered to be our chief operating decision maker. He reviews our operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance. In fiscal 2014, 2013 and 2012, net sales outside the U.S. were 4%, 4% and 3%, of our total net sales, respectively. All of our long-lived assets are located in the U.S.
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
Track record of innovation. Since the introduction of our original macaroni and cheese products in 1989, we have extended our brand into a number of large product lines, such as snack crackers, graham crackers, fruit snacks, granola bars and frozen products. We have also introduced extensions of our existing product lines. We continue to make sustained investments in innovation and regularly validate product concepts with our consumers and customers. We maintain an active new product pipeline, and our relationships with our ingredient suppliers and manufacturing partners enable us to efficiently introduce new products.
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
Experienced management team. We have a proven and experienced management team. Our Chief Executive Officer, John M. Foraker, has been with us since 1999 and has significant experience in the natural and organic food industry. The members of our management team, including Mark Mortimer our President, who has been with us since 2006, have extensive experience in the food industry and with leading consumer brands.
 Our Business Strategy
Pursue top line growth. We are pursuing three growth strategies as we continue to build our business:
Expand distribution and improve placement. We intend to increase sales by expanding the number of stores that sell our products in the mainstream grocery and mass merchandiser channels and by securing placements adjacent to conventional products in the mainstream aisle. We are also driving our mainline strategy to grow sales by increasing the number of products offered in each store to our 33 key items, which we refer to as Key 33 items. We believe increased distribution and enhanced shelf placement will lead more consumers to purchase our products and will expand our market share.
Expand household penetration and consumer base. We intend to increase the number of consumers who buy our products by using grassroots marketing, social and digital media tools, and advertising. We believe these efforts will educate consumers about our brand and the benefits of natural and organic food, create demand for our products and, ultimately, expand our consumer base. We intend to broaden our product offerings to appeal to all members of the family at meal and snack times.
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
Invest in infrastructure and capabilities. We invest in our people, supply chain and systems to ensure that our business is scalable and profitable. Additionally, on April 2, 2014, we acquired the Joplin Plant, our primary manufacturer of cookie and cracker products since the inception of our snacks business. We expect to add new employees to our sales, marketing, operations and innovation teams as necessary to support our growth. We actively seek opportunities to invest in the specific capabilities of our supply chain partners to reduce costs, increase manufacturing efficiencies and improve quality. We continue to invest in our systems and technology, including additional functionality to our enterprise resource planning (ERP) system, which we implemented in fiscal 2013 to support growth and increase efficiency.
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
Our product lines include natural products, products “made with organic” ingredients and certified organic products. We source only ingredients stated to be free of genetically modified organisms and strive to use ingredients that are as near to their whole, natural state as possible. In fiscal 2014, we estimate that over 80% of our net sales were generated by certified organic or products made with organic ingredients.
Within our various product lines, we offer many products suitable for consumers seeking to avoid certain ingredients and attempting to adhere to specialized dietary plans, including gluten-free and vegan products. We continue to develop new products using ingredients that address our consumers’ health and dietary preferences.
We have over 145 products across our product lines in various sizes. In fiscal 2014, the break-down of our three product categories was as follows:
Product Innovation
Innovation is a core competency of ours and an important component of our growth strategy. Our innovation strategy is based on market studies, analyses and consumer testing. We identify large, conventional food categories and assess the demand for natural and organic products in each category. Further, we work closely with certain of our customers to identify attractive opportunities based on their insight and market perspectives. Based on our consumer tests and insights, we develop competing natural or organic products. Once developed, we design the appropriate package with Annie’s colors and messaging. Often, we test new products with one customer and then expand distribution to other customers across channels. We also regularly review our current product offerings and determine if product extensions or reformulations are desirable.
In fiscal 2014, 2013 and 2012, we spent $2.3 million, $2.8 million and $2.0 million, respectively, in research and development expenses, which consisted primarily of market studies, consumer research and analyses, product development and employee-related expenses.
Listed below are some examples of our recently launched new product lines and/or extensions of our existing product lines:
•In June 2013, we first shipped our new deluxe skillet meals.
•In June 2013, we introduced microwavable cup macaroni and cheese.
•In August 2013, we introduced frozen entrées.
•In December 2013, we shipped gluten-free chewy granola bars.
•In May 2014, we introduced snacks and mini meal kits.
Our new product introductions tend to have a lower margin than our established products due to the small initial production run sizes. If our new product introductions accelerate or reflect a larger percentage of our net sales, this could negatively impact our gross margin.

Customers and Distribution
We market our products throughout the United States and Canada. The vast majority of our sales are in the United States. During fiscal 2014, approximately 4% of our net sales were from Canada. We sell our products through three primary channels: mainstream grocery, mass merchandiser/other and natural retailer. Because of our brand equity and high-quality products, we believe there are attractive growth prospects for us in each of these channels.
Mainstream Grocery: Our customers in this channel include large national chains such as Kroger, Ahold and Safeway and regional chains such as Wegmans, Harris Teeter, H-E-B and Raley’s. We estimate that the mainstream grocery channel represented approximately 39% of our net sales in fiscal 2014.
Mass Merchandiser/Other Channels: Our customers in this channel include large national and regional retailers such as Target Stores, Costco Wholesale and Wal-Mart. We also sell a limited number of products through food service, military and e-commerce channels. We estimate that the mass merchandiser channel, including the other channels mentioned above, represented approximately 39% of our net sales in fiscal 2014.
Natural Retailer: Our customers in this channel include large retailers such as Whole Foods Market and Trader Joe’s (where our products are sold under its own store brand), regional natural chains such as Sprouts Farmers Market and Earth Fare and independent natural foods cooperatives. We estimate that the natural retailer channel represented approximately 22% of our net sales in fiscal 2014.
We sell our products directly to retailers and through distributors. We use brokers to support our sales efforts.
Direct Sales. The majority of our products are sold direct to retailers. We sell direct predominantly in the mass merchandiser channel, but we also maintain select direct relationships in the mainstream grocery channel. In fiscal 2014, 28% of our net sales were generated from sales to our top two customers, Target (15%) and Costco (13%). In some cases, we sell products to the same grocery chain using both direct relationships and distributors.
Distributors. Many of our products are sold through independent food distributors, including the majority sold to the natural retailer channel. Food distributors purchase products from us for resale to retailers, taking title to the products upon purchase. The prices their customers pay for these products are set by our distributors, in their sole discretion, although we may influence the retail price with the use of promotional incentives. In fiscal 2014, 22% of our net sales were generated from sales to our largest distributor, United Natural Foods Inc., or UNFI.
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
Our Supply Chain
Manufacturing
During fiscal 2014, independent manufacturers, referred to in our industry as contract manufacturers or co-packers, manufactured all of our products. In general, utilizing contract manufacturers provides us with the flexibility to produce a large variety of products and the ability to enter new categories quickly and economically. Our contract manufacturers have been selected based on their production capabilities and their specific product category expertise, and we expect them to partner with us to improve and expand our product offerings. We regularly meet with our contract manufacturers to review costs and their performance and to set performance, quality and cost-saving targets. In many cases we enter into long-term contracts with our contract manufacturers. Products manufactured by our four largest contract manufacturers accounted for approximately 85% of our net sales in fiscal 2014. In the first quarter of fiscal 2015, we acquired the Joplin Plant, which was owned and operated by one of those contract manufacturers. The Joplin Plant has been the primary manufacturer of the Company’s cookie and cracker products for more than ten years.

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
In fiscal 2014, we completed the implementation of a transportation management system, which focused on increasing visibility within the supply chain while lowering freight costs for moving raw materials between suppliers and contract manufacturers. We are in the process of further optimizing the freight costs related to the movement of finished goods between contact manufacturers, distribution centers and customers.
As part of our efficiency initiatives, we look for opportunities to invest capital in equipment to drive down costs, improve throughput and product quality at our contract manufacturers and, beginning in fiscal 2015, our Joplin Plant. We expect to continue these investments in the future, as we believe this approach improves efficiency and creates shared cost reductions with our manufacturing partners.
Ingredient and Packaging Suppliers
Our natural and organic ingredients, raw materials and packaging materials are sourced primarily from suppliers in the United States and Canada. We have rigorous standards for food quality and safety. Our raw materials and packaging are mostly purchased via contract manufacturers from suppliers we have approved, at prices we have negotiated and based on our specifications. In order to mitigate commodity cost fluctuations, we enter, either directly or through our contract manufacturers, into purchase agreements with certain ingredient suppliers. In fiscal 2014, our directly contracted ingredients represented approximately 50% of our materials costs and approximately 30% of our cost of sales.
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
All of our contract manufacturers and our Joplin Plant are required to be certified in the Safe Quality Food Program or the BRC Global Standard for Food Safety. These standards are integrated food safety and quality management protocols designed specifically for the food sector and offer a comprehensive methodology to manage food safety and quality simultaneously. Certification provides an independent and external validation that a product, process or service complies with applicable regulations and standards.
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
Order Fulfillment
A majority of our customer fulfillment requirements are met by an outside contract warehouse, which is operated by a third party and based in the Chicago, Illinois area. Products are manufactured by our contract manufacturers or our Joplin Plant and typically are shipped to this distribution center. We store and prepare products for shipment for the majority of our North American retailers and distributors from this facility. Our agreement with this party runs through June 2015 and will automatically renew for an additional period of two years and two months, unless either party provides proper notice of non-renewal. Under the agreement, our products are stored and shipped on a cost-plus basis by the third-party.
Frozen customer fulfillment requirements are met by a different outside contract warehouse, which is operated by a third party and is also based in the Chicago, Illinois area. Our agreement with this third party runs through September 2016 and will automatically renew for an additional period of one year, unless either party provides proper notice of non-renewal. In addition to third-party distribution, a smaller portion of our products are shipped directly from our contract manufacturers to retailers or distributors.

Seasonality
Historically, we have experienced greater net sales in the second and fourth fiscal quarters than in the first and third fiscal quarters due to our customers’ merchandising and promotional activities around the back-to-school and spring seasons. Concurrently, inventory levels and working capital requirements increase during the first and third fiscal quarters of each fiscal year to support higher levels of net sales in the subsequent quarters. We anticipate that this seasonal impact on our net sales and working capital is likely to continue. In fiscal 2014, 29% and 29% of our net sales, 28% and 28% of our gross profit and 34% and 34% of our operating income were generated in the second and fourth fiscal quarters, respectively. Accordingly, our results of operations for any particular quarter are not indicative of the results we expect for the full year.
Competition
We operate in a highly competitive environment. Our products compete with both large mainstream conventional packaged foods companies and natural and organic packaged foods companies. Many of these competitors enjoy significantly greater resources. Large mainstream conventional packaged foods competitors include Kraft Foods Group, Inc., General Mills, Inc., Mondelez International, Inc., Campbell Soup Company, PepsiCo, Inc., Nestle S.A. and Kellogg Company. Certain of these large mainstream conventional packaged food companies, including the Kraft Foods Group, Inc., compete with us by selling both conventional products and natural and/or organic products. Natural and organic packaged foods competitors include The Hain Celestial Group, Inc., Newman’s Own, Inc., Nature’s Path Foods, Inc., Clif Bar & Company, Amy’s Kitchen and The WhiteWave Foods Company, which is the owner of the Horizon Organic brand. In addition to these competitors, in each of our categories we compete with many regional and small, local niche brands. Given limited retailer shelf space and merchandising events, competitors actively support their respective brands with marketing, advertising and promotional spending. In addition, most retailers market similar items under their own private label, which compete for the same shelf space.
Competitive factors in the packaged foods industry include product quality and taste, brand awareness and loyalty, product variety, interesting or unique product names, product packaging and package design, shelf space, reputation, price, advertising, promotion and nutritional claims. We believe that we currently compete effectively with respect to each of these factors.
Employees
As of March 31, 2014, excluding interns, we had 129 employees. On April 2, 2014, we acquired the Joplin Plant and added 125 additional employees to the Company’s workforce. Concurrent with the acquisition, the labor union that had represented many of the Joplin Plant employees under its prior ownership asked for recognition and on April 17, 2014, we entered into a collective bargaining agreement. We have never experienced a labor-related work stoppage.
Trademarks and Other Intellectual Property
We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our primary trademarks include Annie’s®, Annie’s Homegrown®, Annie’s Naturals® and Bernie Rabbit of Approval®, all of which are registered with the U.S. Patent and Trademark Office. Our trademarks are valuable assets that reinforce the distinctiveness of our brand and our consumers’ favorable perception of our products. We also have multiple trademark registrations or pending applications for products within each of our product categories. Certain of our marks are also registered in Canada. In addition to trademark protection, we own copyright registrations for the artwork depicted on our dressing labels and other product packaging. Our web content and the domain names www.annies.com and www.anniesnaturals.com are owned by us and copyright protected. We rely on unpatented proprietary expertise, recipes and formulations, continuing innovation and other trade secrets to develop and maintain our competitive position.
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
We believe our consumers rely on us to provide them with high-quality natural and organic food products. Concerns regarding the ingredients used in our products or the safety or quality of our products or our supply chain may cause consumers to stop purchasing our products, even if the basis for the concern is unfounded, has been addressed or is outside of our control. There can be no assurance that our products will always comply with the standards set for our products. For example, although we strive to keep our products free of genetically modified organisms, they may not be easily detected and contamination can occur through cross-pollination. Also, although we have transitioned our canned pasta meals to a can lining that does not contain bisphenol-A, commonly called BPA, there is no guarantee that concerns regarding our new packaging will not develop in the future. Adverse publicity about the quality or safety of our products, whether or not ultimately based on fact, may discourage consumers from buying our products and have an adverse effect on our brand, reputation and operating results.
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
Any loss of confidence on the part of consumers in the ingredients used in our products or in the safety and quality of our products would be difficult and costly to overcome. For example, we were sued by a private organization claiming that warnings are required in California under Proposition 65 for alleged exposures to lead and lead compounds from cookies that contain ginger or molasses, including our Gluten-Free Ginger Snap Bunny Cookies. Any such adverse effect could be exacerbated by our position in the market as a purveyor of high-quality natural and organic food products and may significantly reduce our brand value. Issues regarding the safety of any of our products, regardless of the cause, may have a substantial and adverse effect on our brand, reputation and operating results.
We may be subject to significant liability if the consumption of any of our products causes illness or physical harm.
The sale of food products for human consumption involves the risk of injury or illness to consumers. Such injuries or illness may result from inadvertent mislabeling, tampering or product contamination or spoilage. Under certain circumstances, we may be required to recall or withdraw products, which may have a material adverse effect on our business. For example, in 2008, we carried out an FDA Class I recall for approximately 680 cases of our salad dressing due to ingredient mislabeling and, in January 2013, we carried out an FDA Class II recall for our frozen pizza products due to the possible presence of fragments of flexible metal mesh from a faulty screen at a third-party flour mill. Even if a situation does not necessitate a recall or market withdrawal, product liability claims may be asserted against us. If the consumption of any of our products causes, or is alleged to have caused, a health-related illness, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful, the negative publicity surrounding any assertion that our products caused illness or physical harm could adversely affect our reputation with existing and potential distributors, retailers and consumers and our corporate image and brand equity. Moreover, claims or liabilities of this sort might not be covered by insurance or by any rights of indemnity or contribution that we may have against others. A product liability judgment against us or a product recall or market withdrawal could have a material adverse effect on our business, reputation and operating results.
We may not have the resources to compete successfully in our highly competitive markets.
We operate in a highly and increasingly competitive market. Numerous brands and products compete for limited retailer shelf space and consumers. In our market, competition is based on, among other things, product quality and taste, brand recognition and loyalty, product variety, interesting or unique product names, product packaging and package design, shelf space, reputation, price, advertising, promotion and nutritional claims. We face increased competition in our markets due to increased adoption of natural and organic food products by consumers.
The packaged food industry is dominated by multinational corporations with substantially greater resources and operations than us. We cannot be certain that we will successfully compete with larger competitors that have greater financial, sales and technical resources. Conventional food companies, including Kraft Foods Group Inc., General Mills, Inc., Mondelez International, Inc., Campbell Soup Company, PepsiCo, Inc., Nestle S.A. and Kellogg Company, may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products (including natural and organic products), reducing prices or increasing promotional activities, among other things. We also compete with other natural and organic packaged food brands and companies, including The Hain Celestial Group, Inc., Newman’s Own, Inc., Nature’s Path Foods, Inc., Clif Bar & Company, Amy’s Kitchen and The WhiteWave Foods Company, which is the owner of the Horizon Organic brand, and with smaller companies, which may be more innovative and able to bring new products to market faster and to more quickly exploit and serve niche markets. Retailers also market competitive products under their own private labels, which are generally sold at lower prices and compete with some of our products. In addition, Wal-Mart Stores, Inc., recently announced that it would begin carrying the Wild Oats line of organic products with pricing competitive to non-organic products. The entry of a retailer with the resources and scale of Wal-Mart Stores Inc. may have a significant effect on the market for organic products. As a result of competition, we may need to increase our marketing, advertising and promotional spending, refrain from increasing prices or decrease our prices to protect our existing market share, which may adversely impact our profitability. We may not have the financial resources to increase such spending when necessary.
Failure to introduce new products or improve existing products successfully would adversely affect our ability to continue to grow.
A key element of our growth strategy depends on our ability to develop and market new products and improvements to our existing products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our product development staff and co-packers in developing and testing product prototypes, including complying with governmental regulations, and the success of our management and sales team in introducing and marketing new products. Failure to develop and market new products that appeal to consumers may lead to a decrease in our growth, sales and profitability.
Additionally, the development and introduction of new products requires substantial research, development and marketing expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance. Introduction of new products, and particularly new product lines, involve significant estimates in forecasting demand. To the extent sales do not meet our forecasts, we may experience increased inventory obsolescence and sales through discount channels and fail to meet our sales and earnings goals. Efforts to accelerate our innovation may exacerbate risks associated with innovation. If we are unsuccessful in meeting our objectives with respect to new or improved products, our business could be harmed. For example, our breakfast cereals line of products did not meet our growth objectives, and we discontinued it in fiscal 2012. Additionally, we cannot assure you that recent new product introductions will gain widespread market acceptance or be successful.
Ingredient and packaging costs are volatile and may rise significantly, which may negatively impact the profitability of our business.
We purchase large quantities of raw materials, including ingredients such as wheat and flour, dairy products, oils and sugar. In addition, we purchase and use significant quantities of cardboard, film and glass to package our products. Costs of ingredients and packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, demand and changes in governmental trade and agricultural programs. For example, in fiscal 2014, organic wheat prices did not moderate as we anticipated, due to increased demand and limited supply. Continued volatility in the prices of raw materials and other supplies we purchase could increase our cost of sales and reduce our profitability. Moreover, we may not be able to implement price increases for our products to cover any increased costs, and any price increases we do implement may result in lower sales volumes. Cost increases for organic and non-GMO raw materials that exceed cost increases for their conventional counterparts may exacerbate these risks. If we are not successful in managing our ingredient and packaging costs, if we are unable to increase our prices to cover increased costs or if such price increases reduce our sales volumes, then such increases in costs will adversely affect our business, results of operations and financial condition.
Our future business, results of operations and financial condition may be adversely affected by reduced availability of organic ingredients.
Our ability to ensure a continuing supply of organic and non-GMO ingredients at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow organic and non-GMO crops or raise organic livestock, the vagaries of these farming businesses (including poor harvests), changes in national and world economic conditions, demand and our ability to forecast our ingredient requirements. The ingredients used in many of our products are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilences. Adverse weather conditions (caused by climate change or otherwise) and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of, or increase the price of, our ingredients. For example, in fiscal 2014, organic wheat was in shorter supply than we expected, which impacted our costs. In addition, we purchase some ingredients offshore, and the availability of such ingredients may be affected by events in other countries, including Colombia, Paraguay, Thailand, Turkey and Brazil. We compete with other food producers in the procurement of organic ingredients, which are often less plentiful in the open market than conventional ingredients. This competition may increase in the future if consumer demand for organic or non-GMO products increases, if the number of producers of organic or non-GMO products increases or if existing producers expand competition for organic and non-GMO ingredients. Retailer decisions, such as Wal-Mart’s recent announcement regarding the Wild Oats line, may drive increased production. If regulations are adopted requiring labeling of products that contain genetically modified organisms, the competition for non-GMO ingredients may increase. If supplies of organic and non-GMO ingredients are reduced or there is greater demand for such ingredients from us and others, we may not be able to obtain sufficient supply on favorable terms, or at all, which could impact our ability to supply products to distributors and retailers and may adversely affect our business, results of operations and financial condition.
We have identified a material weakness in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements.
In connection with the audit of our consolidated financial statements as of and for the year ended March 31, 2014, we have concluded that there is a material weakness relating to our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Specifically, we identified a material weakness relating to an insufficient complement of finance and accounting resources, including employee turnover, within the organization resulting in design deficiencies in certain areas in which our controls were not precise enough to detect misstatements that in the aggregate could be material to the consolidated financial statements. This material weakness did not result in any material misstatements of our consolidated financial statements and disclosures for any interim period during, or for the annual periods ended March 31, of fiscal 2014, 2013 and 2012, but did result in audit adjustments for the fourth quarter ended March 31, 2014 and certain immaterial misstatements to our consolidated financial statements for the first three quarters of fiscal 2014, the interim periods during, and the annual period ended March 31, of fiscal 2013 and the year ended March 31, 2012. See “Management’s Discussion and Analysis of Financial

Condition and Results of Operations—Revision of Financial Statements” and Note 2 of our Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. As a result of this material weakness, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2014.
Management believes that significant progress has been made during the year ended March 31, 2014, and through the date of this report, in remediating the underlying causes of the material weakness. We have taken, and will continue to take, a number of actions to improve our internal controls designed to remediate this material weakness. Among other things, we have (i) augmented and hired additional accounting and finance resources and professionals, including a new Chief Financial Officer in November 2013 and a new Controller in March 2014, together with other senior hires in the accounting and finance organizations; (ii) developed and implemented an improved methodology and process for capturing and recording all trade promotion costs and this calculation will be reviewed by our Controller for each quarter; (iii) made our President responsible for the oversight of all items included in the calculation of gross to net sales; (iv) designed a control to review the reconciliations with our contract manufacturers on a quarterly basis; (v) enhanced our documentation of our estimation and reconciliation of our contract manufacturing receivables and payables; (vi) engaged an external audit firm to assist with our internal audit function and SOX testing; and (vii) established a controls committee comprised of members of our Board of Directors, senior management and the aforementioned external audit firm, which reports directly to our Board of Directors. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. Additional information about our remediation efforts and internal control over financial reporting are described in Item 9A. Controls and Procedures in this Form 10-K. We expect to incur additional costs remediating this material weakness.
We may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our annual or interim consolidated financial statements. In addition, other material weaknesses or deficiencies may be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC, will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.
We rely on sales to a limited number of distributors and retailers for the substantial majority of our sales, and the loss of one or more significant distributors or retailers may harm our business.
A substantial majority of our sales are generated from a limited number of distributors and retailers. For fiscal 2014, sales to our three largest customers represented approximately 22%, 15% and 13% of our net sales. Although the composition of our significant distributors and retailers will vary from period to period, we expect that most of our sales will continue to come from a relatively small number of distributors and retailers for the foreseeable future. We do not have commitments or minimum volumes that ensure future sales of our products. Consequently, our financial results may fluctuate significantly from period to period based on the actions or business performance of one or more significant distributors or retailers. For example, in the first quarter of fiscal 2014, one of our major customers reduced inventory carrying levels, which contributed to lower sales growth from that customer. Furthermore, to the extent that our sales growth in the mass merchandiser/other channel exceeds growth in our other channels, our gross margin may be adversely impacted. A distributor or retailer may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products or the perceived quality of our products. These risks may be exacerbated by consolidation among retailers. Customers, such as supermarkets and food distributors in North America continue to consolidate. This consolidation has produced larger, more sophisticated organizations with increased negotiating and buying power that are able to resist price increases or demand increased promotional programs, as well as operate with lower inventories, decrease the number of brands that they carry and increase their emphasis on private label products, which could negatively impact our business. The consolidation of retail customers also increases the risk that a significant adverse impact on their business could have a corresponding material adverse impact on our business. In addition, despite operating in different channels, our retailers sometimes compete for the same consumers. As a result of actual or perceived conflicts resulting from this competition, retailers may take actions that negatively affect us. Our agreements with our distributors and retailers may be canceled or subject us to penalties or other charges if we materially breach the agreements or for other reasons, including reasons outside of our control. In addition, our distributors and retailers may seek to renegotiate the terms of current agreements or renewals. The loss of, or a reduction in sales or anticipated sales to, one or more of our most significant distributors or retailers may have a material adverse effect on our business, results of operation and financial condition.

Loss of one or more of our contract manufacturers or our failure to identify timely new contract manufacturers could harm our business and impede our growth.
During fiscal 2014, we derived all of our sales from products manufactured at manufacturing facilities owned and operated by our contract manufacturers. Despite our acquisition of the Joplin Plant in April 2014, we continue to derive the significant majority of our sales from products manufactured at manufacturing facilities owned and operated by our contract manufacturers. We do not have written contracts with all of our contract manufacturers. Production of many of our products may involve more than one contract manufacturer or a combination of our Joplin Plant and a contract manufacturer, particularly in connection with packaging. A substantial percentage of our products, calculated on net sales basis, are handled by Peacock Engineering, our largest packaging partner. Any of our contract manufacturers could seek to alter its relationship with us. Additionally, even where we have a written contract, pricing and other key terms may be subject to change. If we need to replace a contract manufacturer, there can be no assurance that additional capacity will be available when required on acceptable terms, or at all.
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
We may fail to realize the productivity enhancements and other benefits expected from our acquisition of the Joplin Plant.
The success of the Joplin Plant acquisition will depend, in part, on our ability to control costs, drive incremental volume, successfully integrate the Joplin Plant into our company and operate the plant profitably. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected and our business may be adversely affected. In addition, efforts to integrate the Joplin Plant into our company may also divert management attention and resources. Issues that may arise in connection with integrating the Joplin Plant include, among other things: integration of manufacturing and distribution activities; implementation and management of information systems; conforming the manufacturing plant’s controls, procedures and accounting and other policies to our own; retaining key management and employees; and labor negotiations and collective bargaining. These risks are exacerbated by the fact that we have not previously operated a manufacturing plant. We expect there to be additional costs in connection with the integration of the Joplin Plant into our operations, including costs related to information technology systems, additional personnel needs at both the plant and corporate level, and transitional services provided by Safeway or its affiliates. In addition, our ability to realize the benefits expected from our acquisition is dependent on our ability to drive future sales growth in our cookie and cracker business. If the demand for our cookie and cracker products does not increase at the rate we expect over the long term, due to competition or other factors, our results of operations may be adversely affected. We cannot assure you that we will be able to integrate the operations of the Joplin Plant successfully, control costs, drive incremental volume or operate the Joplin Plant as profitably as anticipated. Our beliefs regarding the benefits to be derived from the acquisition of the Joplin Plant are based on numerous assumptions that are subject to risks and uncertainties that could deviate materially from our expectations.
In connection with the acquisition of the Joplin Plant, we have expanded our business model to include manufacturing for us and for an affiliate of the seller. We cannot assure you that our expansion into manufacturing and co-packing will succeed.
Prior to acquiring the Joplin Plant in April 2014, we had not owned or operated a manufacturing plant and we may encounter financial and operational difficulties in operating the Joplin Plant. In the past, we relied exclusively on contract manufacturers to produce our products and we have not previously manufactured products for others. While we have invested in manufacturing equipment and worked closely with our contract manufacturers on the manufacturing of our products and efficiency initiatives, the operation of a manufacturing plant presents additional challenges and risks for our business. Operating a manufacturing plant requires different operating strategies and different managerial experience than our current operations, and a manufacturing plant is subject to additional and different regulations than our current operations. Our lack of experience in operating manufacturing facilities and co-packing for third parties could cause the acquisition to result in fewer benefits to us than we anticipate, as well as increased costs. The operation of the Joplin Plant may also divert management’s attention from the development of our existing operations and cause our existing business to suffer.
Work stoppages or other interruptions at the Joplin Plant may have a material adverse effect on our business, results of operations and financial condition.
On April 17, 2014, we became party to a collective bargaining agreement with one union covering approximately 90% of our employees at the Joplin Plant. This agreement is scheduled to expire in September 2017. Upon expiration of the agreement, we cannot assure you that we will be able to negotiate this collective bargaining agreement on the same or more favorable terms as the current agreement, or at all, without production interruptions caused by strikes or labor stoppages.
Any interruption in, or the loss of operations at the Joplin Plant, which may be caused by strikes, work stoppages, disease outbreaks or pandemics, acts of war, terrorism, fire, tornadoes, other natural disasters or other events, could delay or postpone production or shipment of our products and the products that we have committed to manufacture for Safeway or result in additional costs or expenses, which could have a material adverse effect on our business, results of operations and financial condition, especially until such time as such interruption is resolved or an alternate source of production, if any, is secured.
Our results may be adversely affected by other risks related to our acquisition of the Joplin Plant.
The acquisition of the Joplin Plant poses other risks, including diversion of management’s attention from other business concerns, potential assumption of unknown liabilities, potential disputes with the seller and potential impairment charges if purchase assumptions are not achieved or market conditions decline. Our business or financial results may be negatively affected if these risks materialize.
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
Our single largest commodity exposure is organic wheat. During fiscal 2014, we incurred significantly higher costs for organic wheat, due to strong demand and limited supply. If supply of organic wheat does not improve, we might continue to experience high levels of input cost inflation. Limited availability of organic wheat could also limit our ability to fulfill consumer demand for our products.
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

Disruptions in the worldwide economy, and particularly in the United States and Canada, may adversely affect our business, results of operations and financial condition.
Adverse and uncertain economic conditions, particularly in the United States and Canada, may impact distributor, retailer and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, contract manufacturers, distributors, retailers, consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. In particular, consumers may reduce the amount of natural and organic products that they purchase where there are conventional offerings, which generally have lower retail prices. In addition, consumers may choose to purchase private label products rather than branded products because they are generally less expensive. Distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. For example, during the economic downturn from 2007 through 2009, distributors and retailers significantly reduced their inventories, and inventory levels have not returned to, and are not expected to return to, pre-downturn levels. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors and retailers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.
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
From time to time, third parties have used names, product shapes or packaging similar to ours, have applied to register trademarks similar to ours and, we believe, have infringed or misappropriated our intellectual property rights. We respond to these actions on a case-by-case basis, including, where appropriate, by sending cease and desist letters and commencing opposition actions and litigation.
We cannot assure you that the steps we have taken to protect our intellectual property rights are adequate, that our intellectual property rights can be successfully defended and asserted in the future or that third parties will not infringe upon or misappropriate any such rights or claim that we have infringed upon or misappropriated their intellectual property rights. In addition, our trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect our trademark rights could prevent us in the future from challenging third parties who use names and logos similar to our trademarks, which may in turn cause consumer confusion or negatively affect consumers’ perception of our brand and products. In addition, if we do not keep our trade secrets confidential, others may produce products with our recipes or formulations. Moreover, intellectual property disputes and proceedings and infringement claims may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether we are successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liabilities, force us to cease use of certain trademarks or other intellectual property or force us to enter into licenses with others. Any one of these occurrences may have a material adverse effect on our business, results of operations and financial condition.
Failure by our suppliers of raw materials, contract manufacturers or the Joplin Plant to comply with food safety, environmental or other laws and regulations may disrupt our supply of products and adversely affect our business.
If our suppliers, contract manufacturers or the Joplin Plant fail to comply with food safety, environmental or other laws and regulations, or face allegations of non-compliance, their or our operations may be disrupted. Any such failure could also cause us to recall our products. For example, in January 2013, we initiated a voluntary recall of our certified organic and made-with-organic pizza products. All of our contract manufacturers and the Joplin Plant are required to be certified in the Safe Quality Food Program or the BRC Global Standard for Food Safety. Additionally, the USDA requires that our certified organic products be free of genetically modified organisms, but unavoidable cross-pollination at one of our suppliers may result in genetically modified organisms in our supply chain. In the event of actual or alleged non-compliance, we might be forced to find an alternative supplier or contract manufacturer or make changes at the Joplin Plant. As a result, our supply of raw materials or finished inventory could be disrupted or our costs could increase, which would adversely affect our business, results of operations and financial condition. Additionally, actions we may take to mitigate the impact of any such disruption or potential disruption, including increasing inventory in anticipation of a potential supply or production interruption, may adversely affect our business, results of operations and financial condition.
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
In addition, Congress is considering the Food Labeling Modernization Act of 2013, which would require: uniform front of package labeling; adherence to new requirements for “natural,” “healthy,” and “whole grain” claims; disclosure of added colors, sweeteners, calories, trans fats, and total caffeine amount; revisions to ingredient declarations; changes to labels of single-serve packaging; and revisions to substantiation requirements for structure/function claims. Non-compliance with the majority of the proposed amendments would result in a product being deemed misbranded and subject to FDA enforcement actions. While the enactment of this bill is highly uncertain, it addresses issues that are under active consideration by FDA, consumer advocacy groups, and plaintiffs’ lawyers. Accordingly, the bill may play a role in influencing proposed FDA regulations that are anticipated in the near term and could shape or further reinforce litigation trends.

Our brand and reputation may suffer from real or perceived issues involving the labeling and marketing of our products as “natural.”
Although the FDA and USDA have each issued statements regarding the appropriate use of the word “natural,” there is no single, U.S. government-regulated definition of the term “natural” for use in the food industry. The resulting uncertainty has led to consumer confusion, distrust and legal challenges. Plaintiffs have commenced or threatened legal actions against a number of food companies that market “natural” products, asserting false, misleading and deceptive advertising and labeling claims. Such a claim has recently been threatened against us with respect to our salad dressings. As a result of claims like these, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Adverse publicity about these matters may discourage consumers from buying our products. The cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Uncertainty as to the ingredients used in our products, regardless of the cause, may have a substantial and adverse effect on our brand and our business, results of operations and financial condition.
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
We rely on independent certification of our organic products and must comply with the requirements of independent organizations or certification authorities in order to label our products as such. Certain of our products could lose their “organic” certification if a contract manufacturing plant or the Joplin Plant becomes contaminated with non-organic materials or if it is not properly cleaned after a production run. The loss of any independent certifications, including for reasons outside of our control, could harm our business.
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
The inability of any supplier, independent contract manufacturer, third-party distributor or transportation provider to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to increase and our profit margins to decrease. We must continuously monitor our forecasts and orders with co-packers, our production at the Joplin Plant, our inventory and product mix against forecasted demand or risk having inadequate supplies to meet consumer demand as well as having too much inventory on hand that may reach its expiration date and become unsaleable or be sold at discount. For example, in the second quarter of fiscal 2013, our forecasting and production planning processes underestimated demand such that we experienced product shortages in our top items. If we are unable to manage our supply chain effectively and ensure that our products are available to meet consumer demand, our operating costs could increase and our profit margins could decrease.
Virtually all of our finished goods inventory is located in one warehouse facility. Any damage or disruption at this facility would have an adverse effect on our business, results of operations and financial condition.
The majority of our finished goods inventory is located in one warehouse facility owned and operated by a third party. A natural disaster, fire, power interruption, work stoppage or other unanticipated catastrophic event at this facility would significantly disrupt our ability to deliver our products and operate our business. If any material amount of our inventory were damaged, we would be unable to fulfill orders for our products and, as a result, our business, results of operations and financial condition would suffer.

We may not be able to successfully implement initiatives to improve productivity and streamline operations to control or reduce costs. Failure to implement such initiatives could adversely affect our results of operations.
Our profitability can depend significantly on our efforts to control our operating costs. Because many of our costs, such as ingredient, packaging and transportation costs can be affected by factors outside or substantially outside our control, we seek to control or reduce costs through operating efficiency or other initiatives. For example, in fiscal 2014, we completed implementation of a transportation management system. Such initiatives, which we often refer to internally as “fat rabbit” projects, are important to our success. For example, in fiscal 2014, we did not meet our earnings goals in part due to delayed “fat rabbit” projects. If in the future we are not able to identify and complete initiatives designed to control or reduce costs and increase operating efficiency on time or within budget, our results of operations could be adversely impacted. In addition, if the cost savings initiatives we have implemented to date or any future cost-savings initiatives do not generate expected cost savings, our results of operations could be adversely affected.

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
In order to prepare for our peak seasons, we must order or produce and maintain higher quantities of inventory than we would carry at other times of the year. As a result, our working capital requirements also fluctuate during the year, increasing in our first and third fiscal quarters in anticipation of our second and fourth fiscal quarters, respectively. In response to product shortages experienced in the second quarter of fiscal 2013, we significantly increased inventory levels, particularly in our top-selling items. Any unanticipated decline in demand for our products during our peak seasons could require us to sell excess inventory at a substantial markdown or write-off goods we are unable to sell, which could diminish our brand and adversely affect our results of operations.
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
Historical quarter-to-quarter and period-over-period comparisons of our sales and operating results are not necessarily indicative of future fiscal quarter-to-fiscal quarter and period-over-period results. Investors should not rely on the results of a single fiscal quarter or period as an indication of our annual results or our future performance.
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
Our success depends in part upon our ability to attract, train and retain a sufficient number of employees who understand and appreciate our culture and are able to represent our brand effectively and establish credibility with our business partners and consumers. If we are unable to hire and retain employees capable of meeting our business needs and expectations, our business and brand image may be impaired. Any failure to meet our staffing needs or any material turnover among our employees may adversely affect our business, results of operations and financial condition.
We rely on information technology systems and any inadequacy, failure, interruption or security breach of those systems may harm our ability to effectively operate our business.
We are dependent on various information technology systems, including, but not limited to, networks, applications and outsourced services in connection with the operation of our business. A failure of our information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing and operational inefficiencies and loss of sales, causing our business to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, viruses and security breaches, cyber-attacks and spear phishing. Our technology systems are primarily based in the San Francisco Bay area in California, which is prone to earthquakes. We do not have a detailed disaster recovery plan and we do not carry insurance for earthquakes. To the extent our systems are damaged or interrupted, and we are unable to implement an effective recovery plan, our business could be materially adversely affected.
In addition, we sell our products over the internet through third-party websites, including those operated by Amazon.com. The website operations of such third parties may be affected by reliance on third-party hardware and software providers, technology changes, risks related to the failure of computer systems through which these website operations are conducted, telecommunications failures, electronic break-ins and similar disruptions. Furthermore, the ability of our third-party partners to conduct these website operations may be affected by liability for online content and state and federal privacy laws.
A failure of our enterprise resource planning (ERP) system could impact our ability to operate our business, lead to internal control and reporting weaknesses and adversely affect our results of operations and financial condition.
In fiscal 2013, we implemented a new ERP information management system to provide for greater depth and breadth of functionality and effectively manage our business data, communications, supply chain, order entry and fulfillment, inventory and warehouse management and other business processes. We plan to add additional functionality in the future, including in connection with the integration of the Joplin Plant. A failure of the system to perform as we anticipate may result in transaction errors, processing and operational inefficiencies and the loss of sales, may otherwise disrupt our operations and materially and adversely affect our business, results of operations and financial condition and may harm our ability to accurately forecast demand, manage our supply chain and production facilities, fulfill customer orders and report financial and management information on a timely and accurate basis. In addition, due to the systemic internal control features within ERP systems, we may experience difficulties that may affect our internal control over financial reporting, which may create a material weakness in our overall internal controls. Any material weaknesses in our internal controls may impede our ability to produce timely and accurate financial statements, which could cause us to fail to file our periodic reports timely, result in inaccurate financial reporting or restatements of our financial statements, subject our stock to delisting and materially harm our business, results of operations, financial condition and stock price. The risks associated with our ERP system may be exacerbated by efforts to integrate the Joplin Plant.

Indebtedness could adversely affect our business and results of operations.
As of March 31, 2014, we had borrowing availability of $40.0 million under our revolving credit facility. Subject to the limitations contained in the credit agreement governing our credit facility, we may be able to incur substantial indebtedness from time to time to finance working capital, capital expenditures, investments or acquisitions, stock buybacks or for other purposes. If we do so, our level of indebtedness could have important consequences, including:

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
Additionally, restrictive covenants in our credit agreement may limit our operational flexibility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.”
We may engage in future acquisition endeavors, and future acquisitions, if any, may not be successful, both of which could have an adverse effect on our business and results of operations.
We may from time to time explore acquisitions. Exploring or pursuing acquisitions may divert management’s attention from other business concerns and cause us to incur additional costs, anticipated or otherwise. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition could depend on a variety of factors, including our ability to compete with other potentially interested parties, obtain financing on acceptable terms and secure consent under our credit agreement. Acquisitions involve risks, including those associated with integrating the operations, financial reporting, disparate technologies and personnel of acquired companies; managing geographically dispersed operations; the diversion of management’s attention from other business concerns; the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; unknown risks; and the potential loss of key employees, customers and strategic partners of acquired companies. We may not successfully integrate any businesses we may acquire in the future and may not achieve anticipated revenue and cost benefits. Acquisitions may be expensive, time consuming and may strain our resources. Acquisitions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, one-time write-offs of goodwill and amortization expenses of other intangible assets. In addition, future acquisitions that we may pursue could result in dilutive issuances of equity securities.
Risks Related to Ownership of Our Common Stock
Our stock price may be volatile or may decline regardless of our operating performance, and you may lose part or all of your investment.
The market price for our common stock is likely to be volatile, in part because our shares have only been traded publicly since March 28, 2012, and such volatility may be exacerbated by our relatively small public float. For example, the price of our common stock on the NYSE reached a high of $52.38 and a low of $34.90 per share in the second and fourth quarter of fiscal 2014, respectively. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	market conditions or trends in the natural and organic packaged food sales industry or in the economy as a whole;

•	seasonal fluctuations;

•	actions by competitors;

•	actual or anticipated growth rates relative to our competitors;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission, or SEC;

•	economic, legal and regulatory factors unrelated to our performance;

•	changes in financial estimates or recommendations by any securities analysts who follow our common stock;

•	any future guidance we may provide to the public, any changes in such guidance or any difference between our guidance and actual results or analyst expectations for such guidance;

•	speculation by the press or investment community regarding our business;

•	litigation;

•	changes in key personnel; and

•	future sales of our common stock by our officers, directors and significant stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES

Facilities
The table below lists our primary owned and leased facilities:

Facility	Location	Character	Ownership

Administrative offices	Berkeley, California	Corporate headquarters	Leased
Snack manufacturing plant	Joplin, Missouri	Snack manufacturing	Owned
We believe that our current facilities are adequate to meet our needs for the near future and that suitable additional or alternative office space will be available on commercially reasonable terms to accommodate our foreseeable future growth.

ITEM 3. LEGAL PROCEEDINGS

On December 6, 2013, a private organization called the Center for Environmental Health (“CEH”) sued us and our subsidiary, Annie’s Homegrown, Inc., in Superior Court of the State of California in the County of Alameda under California Health & Safety Code §§ 25249.5 et seq. (commonly referred to as “Proposition 65”). CEH claims that warnings are required in California under Proposition 65 for alleged exposures to lead and lead compounds from cookies that contain ginger or molasses, including our Gluten-Free Ginger Snap Bunny Cookies. CEH is seeking injunctive relief, civil penalties of $2,500 per violation per day and its attorneys’ fees and costs. The lawsuit, entitled Mondelez International, Inc., et al., Alameda County Superior Court Case No. RG13-677800, names twenty-one other companies that are either suppliers or retailers of ginger- or molasses-containing cookies. As of March 31, 2014, we have accrued an amount equal to the current estimate of our exposure in this matter. Given the inherent uncertainty associated with legal matters, the actual resolution of this litigation may be higher or lower than the estimated accrual.
Additionally, from time to time, we are subject to claims, assessments or other legal proceedings in the ordinary course of business, including product liability claims, employee claims, and other general liability claims. While it is not feasible to predict or determine the ultimate outcome of these matters, we believe that none of these legal proceedings, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations and cash flows. We do not accrue for legal fees that may be incurred in the future in connection with defending litigation.

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

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	$43.51	$36.26	$45.00	$32.66
Second Quarter	51.46	40.50	48.87	35.50
Third Quarter	52.38	40.29	47.03	32.06
Fourth Quarter	44.92	34.90	43.10	33.05
On March 31, 2014, the last day that the NYSE was open for public trading during fiscal 2014, the last reported sale price of our common stock on the NYSE was $40.19. As of March 31, 2014, there were 13 holders of record of our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividend Policy
We did not pay dividends in fiscal 2014 or 2013. Although we paid cash dividends on our capital stock from time to time in the past while we were a privately held company, we currently expect to retain all future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. The declaration and payment of any dividends in the future will be determined by our board of directors, in its discretion, and will depend on a number of factors, including our earnings, capital requirements, overall financial condition and contractual restrictions, including covenants under our revolving credit facility and other indebtedness we may incur.

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
The following graph compares our total common stock return with the total return for (i) the New York Stock Exchange Composite Index, or the NYSE Composite and (ii) the Russell 3000 Index, or the Russell 3000 for the period from March 28, 2012 (the date our common stock commenced trading on the NYSE) through March 31, 2014. Although our common stock was initially listed at $19.00 per share on the date our common stock was first listed on the NYSE, March 28, 2012, the $19.00 price is not reflected in the graph. Instead, the figures represented below assume an investment of $100 in our common stock at the closing price of $35.92 on March 28, 2012 and in the NYSE Composite and the Russell 3000 on March 28, 2012 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
3/28/2012
3/31/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
Annie BNNY
NYSE Composite NYA
Russell 3000 RUA

$100 Investment in stock or index	Ticker	3/28/2012	3/31/2012	6/30/2012	9/30/2012	12/31/2012	3/31/2013	6/30/2013	9/30/2013	12/31/2013	3/31/2014
Annie’s	BNNY	$100.00	$96.99	$116.54	$124.83	$93.07	$106.51	$118.99	$136.69	$119.82	$111.89
NYSE Composite	NYA	100.00	100.23	95.28	100.77	103.12	111.22	111.29	117.50	127.01	128.57
Russell 3000	RUA	100.00	100.15	96.50	101.98	101.63	112.33	114.77	121.46	133.08	135.07

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
We revised our historical consolidated financial statements to reflect the correction of misstatements as described in Note 2 of our Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. As part of the revision, we also corrected previously-identified misstatements related to the measurement of the convertible preferred stock warrant liability and stock-based compensation. The correction relating to the convertible preferred stock warrant liability increased previously reported net income in fiscal 2012 by $0.5 million, decreased net income in fiscal 2011 by $0.6 million, increased net income in fiscal 2010 by $79,000 and increased net loss in fiscal 2009 by $44,000. The correction relating to stock-based compensation expense decreased previously reported net income by $0.2 million in fiscal 2012 and increased net income by $7,000, $0.1 million, $24,000, $24,000 and $14,000 in fiscal 2011, 2010, 2009, 2008 and 2007, respectively.
We derived the consolidated statement of income data for the fiscal years ended March 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of March 31, 2014 and 2013 from our audited consolidated financial statements appearing elsewhere in this filing. The consolidated statement of income data for the fiscal years ended March 31, 2011 and 2010 and the consolidated balance sheet data as of March 31, 2012, 2011 and 2010 have been derived from our revised historical consolidated financial statements not included in this filing.

	Fiscal Year Ended March 31,
	2014	2013 (Revised)	2012 (Revised)	2011 (Revised)	2010 (Revised)
	(in thousands, except share and per share amounts)
Consolidated Statement of Income Data:
Net sales	$204,104	$169,472	$141,481	$117,389	$95,899
Cost of sales	128,475	104,566	85,877	71,804	63,083
Gross profit	75,629	64,906	55,604	45,585	32,816
Selling, general and administrative expenses	49,509	45,461	37,790	30,663	25,144
Income from operations	26,120	19,445	17,814	14,922	7,672
Interest expense	(335)	(168)	(161)	(885)	(1,207)
Other income (expense), net	41	87	(1,076)	(398)	100
Income before provision for (benefit from) income taxes	25,826	19,364	16,577	13,639	6,565
Provision for (benefit from) income taxes	10,537	8,112	6,541	(5,836)	426
Net income(1)	$15,289	$11,252	$10,036	$19,475	$6,139
Net income attributable to common stockholders(2)	$15,289	$11,252	$303	$574	$180
Earnings per share
—Basic	$0.90	$0.66	$0.65	$1.24	$0.39
—Diluted	$0.88	$0.64	$0.27	$0.48	$0.20
Weighted average shares of common stock outstanding used in computing earnings per share
—Basic	16,926,827	17,129,334	469,089	461,884	461,248
—Diluted	17,412,548	17,707,839	1,111,088	1,201,125	899,539
Dividends per common share	$—	$—	$0.86	$0.80	$0.22

	Fiscal Year Ended March 31,
	2014	2013 (Revised)	2012 (Revised)	2011 (Revised)	2010 (Revised)
	(in thousands)
Other Financial Data:
EBITDA(3)	$27,627	$20,597	$17,583	$15,018	$8,117
Adjusted EBITDA(3)	27,251	25,260	21,492	16,333	9,161

	Fiscal Year Ended March 31,
	2014	2013 (Revised)	2012 (Revised)	2011 (Revised)	2010 (Revised)
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$17,308	$4,930	$562	$7,333	$8,550
Working capital	43,886	31,078	15,879	12,263	15,904
Total assets	103,641	89,535	71,881	66,489	58,160
Total debt(4)	—	7,007	12,796	—	5,856
Convertible preferred stock warrant liability	—	—	2,157	949	396
Convertible preferred stock	—	—	81,373	81,373	81,373
Total stockholders’ equity / (deficit)	84,912	65,082	(34,984)	(31,438)	(38,772)

(1)
Our previously reported net income was overstated by $0.1 million and $69,000 for the fiscal years ended March 31, 2011 and 2010, respectively, due to the misstatements relating to certain trade allowances as described in Note 2 of our Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(2)
Net income attributable to common stockholders for fiscal years prior to fiscal 2013 was allocated using the two-class method since our capital structure included common stock and convertible preferred stock with participating rights. Under the two-class method, we reduced income from continuing operations by (i) the dividends paid to convertible preferred stockholders and (ii) the rights of the convertible preferred stockholders in any undistributed earnings based on the relative percentage of weighted average shares of outstanding convertible preferred stock to the total number of weighted average shares of outstanding common and convertible preferred stock.

(3)
EBITDA and Adjusted EBITDA are not financial measures prepared in accordance with GAAP. As used herein, EBITDA represents net income plus interest expense, provision for (benefit from) income taxes and depreciation and amortization. As used herein, Adjusted EBITDA represents EBITDA plus the pre-tax impact of the pizza recall and related insurance recoveries; costs associated with the Joplin Plant acquisition; secondary offering costs; stock-based compensation; management fees; advisory agreement termination fee; and the change in fair value of convertible preferred stock warrant liability.

We present EBITDA and Adjusted EBITDA since we believe each of these figures provide additional metrics to evaluate our operations and, when considered with both our GAAP results and the reconciliation to the most directly comparable GAAP measure, provide a more complete understanding of our business than could be obtained absent this disclosure. We use these non-GAAP figures, together with financial measures prepared in accordance with GAAP, to assess our operating performance, to provide meaningful comparisons of operating performance across periods, to enhance our understanding of our core operating performance and to compare our performance to that of our peers and competitors. We believe that these non-GAAP figures are also useful to investors in assessing the operating performance of our business without the effect of items described above. These non-GAAP figures are subject to inherent limitation as they reflect the exercise of judgment by management in determining how they are formulated. Further, our computation of these non-GAAP figures is likely to differ from methods used by other companies in computing similarly titled or defined terms, limiting the usefulness of these measures. These non-GAAP figures should not be considered in isolation or as alternatives to GAAP financial measures, including net income, and investors should not rely on any single financial measure to evaluate our business.

(4)	Total debt includes outstanding borrowings on our credit facility and, prior to March 31, 2011, the outstanding principal balance of our term loan, which was repaid in August 2010.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, which is the most directly comparable financial measure presented in accordance with GAAP.

	Fiscal Year Ended March 31,
	2014	2013 (Revised)	2012 (Revised)	2011 (Revised)	2010 (Revised)
	(in thousands)
Net income	$15,289	$11,252	$10,036	$19,475	$6,139
Interest expense	335	168	161	885	1,207
Provision for (benefit from) income taxes	10,537	8,112	6,541	(5,836)	426
Depreciation and amortization	1,466	1,065	845	494	345
EBITDA	27,627	20,597	17,583	15,018	8,117
(Benefit to) / reduction of net sales related to product recall(a)	(1,071)	1,096	—	—	—
(Benefit to) / incremental cost of sales related to product recall(a)	(628)	1,080	—	—	—
Incremental selling, general and administrative costs related to product recall(a)	24	171	—	—	—
Costs associated with Joplin Plant acquisition(b)	546	—	—	—	—
Secondary offering costs(c)	288	1,239	—	—	—
Stock-based compensation(d)	465	1,064	801	362	723
Management fees(e)	—	—	600	400	400
Advisory agreement termination fee(e)	—	—	1,300	—	—
Change in fair value of convertible preferred stock warrant liability(f)	—	13	1,208	553	(79)
Adjusted EBITDA	$27,251	$25,260	$21,492	$16,333	$9,161

(a)	Represents impact on net sales, cost of sales and selling, general and administrative expenses due to pizza recall announced in January 2013 and related insurance recoveries.

(b)	Represents legal, consulting and other administrative costs associated with acquisition of snack manufacturing plant in Joplin, Missouri, which was completed in April 2014.

(c)
Represents offering costs for secondary public offerings closed on August 6, 2012, March 18, 2013 and November18, 2013 in which certain stockholders including Solera sold shares of common stock. The Company did not receive any proceeds from these secondary offerings.

(d)	Represents non-cash, stock-based compensation expense.

(e)
Represents management fees and advisory agreement termination fee payable to Solera pursuant to an agreement, which was terminated upon the consummation of our IPO in exchange for a payment of $1.3 million.

(f)
Represents non-cash charge / (benefit) due to the increase / (decrease) in fair value of a warrant to purchase 65,000 shares of our convertible preferred stock. See Note 9 to our consolidated financial statements included elsewhere in this Form 10-K.

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
Executive Overview
Business
Annie’s, Inc. is a natural and organic food company with a widely recognized brand sold across the mainstream grocery, mass merchandiser and natural retailer channels. We have the number one natural and organic market position in four product lines: macaroni and cheese, snack crackers, fruit snacks and graham crackers.
Our net sales are derived primarily from the sale of meals, snacks, dressings, condiments and other products under the Annie’s Homegrown and Annie’s Naturals brand names. We have experienced strong growth resulting from our focus on supporting our best-selling items and the introduction of new products.
Key economic or industry-wide factors and trends affecting our business
Consumers’ preference for natural and organic products continues to rise due to increasing concerns over the purity and safety of food as a result of the presence of pesticide residues, growth hormones and artificial and genetically engineered ingredients in the foods we eat. In this growing market, we expect competition from other natural and organic packaged food companies as well as mainstream conventional packaged food companies to increase, as they may seek to introduce or have introduced products in our key categories or seek to make existing products more attractive to the natural and organic consumer.
Net Sales
The following trends in our business continue to drive top-line growth:

•	Our increased penetration and improved shelf placements in conventional retailers.

•
Fiscal 2014 was a year of accelerated distribution growth, especially in mainstream channels. Annie’s products can now be found in over 35,000 stores across all channels compared with 31,500 from a year ago. This growth was led by continued distribution gains of purple box mac & cheese, which now holds 74% All-Commodity Volume (“ACV”) in U.S. grocery.

•	In addition to expanding our retail footprint, we also deepened our distribution in many retail accounts, resulting in 10% growth in our total distribution points in the U.S. grocery channel.

•	Our velocities, or sales per point of distribution, also grew solidly last year as we continued to benefit from increased mainline distribution.

•	Despite this progress, we are still significantly underpenetrated relative to our potential, especially in the grocery channel where the average retailer carries 14 of our Key 33 items.

•	In addition to our continued focus on building mac & cheese distribution, we have plans in place to accelerate our distribution growth in snacks in the year ahead.

•	Our continued innovation, including adding new flavors and sizes to existing lines and introducing new product lines.

•	Fiscal 2014 was a robust innovation year. We introduced over 40 new SKUs across our portfolio, more than double the number of new product introductions in the prior fiscal year.

•
New products, defined as products introduced in the past 12 months, accounted for a higher percentage of net sales compared to fiscal 2013, with solid contribution from our two new platforms, microwavable cups and family-size frozen entrées.

•	We expect fiscal 2015 to be another year of significant innovation.

•	Greater consumer demand for natural and organic food products and increasing awareness of the Annie’s brand and our offerings.

•
By leveraging our great products with authentic and highly targeted digital and social marketing, we are driving significant increases in brand awareness, consumer trial and, most importantly, household penetration. Our household penetration, as measured by IRI, now stands at 8.8%, up nearly a percentage point over the prior year.

•	In fiscal 2015, we plan to further increase our investment in social and digital programs, along with other grassroots marketing initiatives.
Gross Profit
While our cost structure continues to benefit from ongoing productivity and cost reduction initiatives, we experienced increased margin pressure in fiscal 2014 resulting from several factors, including: input cost inflation; more limited price increases compared to prior years; a faster pace of product innovation, which drove unfavorable product mix changes and increased inventory obsolescence; customer mix changes; and increased spending to drive continued distribution and market share growth in a competitive food retailing environment. Although commodity costs for many conventional ingredients moderated or declined during our fiscal 2014, we continue to experience cost inflation in certain key commodities, particularly for organic wheat and dairy.
While we continue to purchase finished products from our contract manufacturers, our directly contracted ingredients represented approximately 50% of our materials costs and approximately 30% of our cost of sales in fiscal 2014. We source directly for ingredients where scale or in-house expertise enables us to purchase competitively.
We continue to invest significant time and energy on efforts to offset higher costs and achieve cost reductions and productivity improvements in our supply chain. These efficiency projects have focused on selecting more cost-effective contract manufacturers, negotiating lower tolling fees, consolidating in-bound freight, leveraging warehouse expense, investing in capital equipment to improve line throughput and reduce production costs, and reducing ingredient and packaging costs through increased volume buys, contract consolidation, direct purchasing and price negotiation. Further, we believe that the acquisition of the Joplin Plant provides us with the opportunity over the long-term to benefit from fixed cost leverage as we drive increases in snacks volume.
Selling, General and Administrative Expenses (SG&A)
Our SG&A increased as a result of the investment we have made in scaling our organization and adding headcount to support our growth. Some of our SG&A are variable with volume, including freight and warehouse expenses and commissions paid to our sales brokers. In addition, we continue to make investments in marketing to drive trial of our products, promote awareness of our brand, and compete effectively against conventional as well as natural and organic brands, and in research and development to support our robust innovation pipeline. Further, in connection with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), we have incurred additional fees, consulting and other costs. Despite these other costs during fiscal 2014, SG&A as a percentage of net sales decreased due to overall leverage resulting from strong net sales growth.
Joplin Acquisition
On April 2, 2014, we completed our previously announced acquisition of a snack manufacturing plant in Joplin, Missouri (the “Joplin Plant”) from Safeway Inc. and Safeway Australia Holdings, Inc. (together the “Selling Parties”) for $6.0 million, plus the value of inventory and supplies at closing (calculated based on the Selling Parties’ costs). We funded the acquisition with approximately $7.4 million in cash on hand and restricted cash of $0.3 million, previously deposited in an escrow account. The Joplin Plant has been the primary manufacturer of our cookie and cracker products since the inception of our snacks business in 2002. Our products produced in the Joplin Plant currently account for over 40% of our total snacks net sales and represent the majority of the Joplin Plant’s total production volume. In connection with the closing of the acquisition, Annie’s Baking, LLC, the subsidiary of Annie’s, Inc. that acquired the Joplin Plant, entered into a three-year supply agreement with an affiliate of Safeway Inc., pursuant to which we manufacture products for the affiliate.
Large Accelerated Filer
At the end of fiscal year 2014, we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and as a result, we ceased to be an “emerging growth company,” as defined in the JOBS Act. As a result, we are no longer exempt from the auditor attestation requirements of Section 404 of the SOX and our independent registered public accounting firm has evaluated and reported on the effectiveness of internal control over financial reporting. In connection with the auditor attestation, we incurred additional fees, consulting and other costs of approximately $0.3 million in fiscal 2014 as compared to fiscal 2013.
Voluntary Product Recall
We first began shipping organic pizza and made with organic pizza in January 2012 and during second quarter of fiscal 2013, respectively. In January 2013, we announced a voluntary product recall of our certified organic and made with organic pizza products. The voluntary product recall was a result of our contract manufacturer for pizza crusts identifying small metal fragments in the pizza dough during a manufacturing run and in some finished pizza crusts made on the same day. We immediately halted production and began investigating the issue. Soon thereafter, we determined that the small metal fragments originated at the third-party flour mill from where we sourced our pizza flour. We then initiated a recall of all lots of pizza product manufactured with this supplier’s flour from our first purchase from the supplier in May 2012.
To date, we have recorded total expenses of $0.2 million and $2.7 million, and insurance recoveries of $1.9 million and $0.4 million in fiscal 2014 and 2013, respectively. We do not expect any significant further costs or recoveries associated with the voluntary product recall.
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
Revision of Financial Statements
In finalizing our fiscal 2014 results, we determined that our historical methodology for estimating certain trade allowances did not include all related trade promotion costs. Specifically, the methodology did not consider trade promotion activities conducted by our customers after quarter end related to sales that occurred prior to quarter end. To correct this misstatement, we recorded the cumulative impact of $0.7 million to accumulated deficit at April 1, 2011 in our Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity / (Deficit), relating to the correction of trade promotion costs prior to fiscal 2012. Additionally, we revised our net sales overstatement / (understatement) of $0.5 million and $(0.2) million for fiscal 2013 and 2012, respectively. This misstatement did not impact our reported net cash provided by operating activities for these periods.
In connection with the revision of our previously-issued consolidated financial statements as described above, we also corrected a previously-identified misstatement related to the measurement of the convertible preferred stock warrant liability that was previously corrected as an out-of-period adjustment in fiscal 2012. The correction increased net income in fiscal 2012 by $0.5 million.
The amounts included in Management's Discussion and Analysis of Financial Condition and Results of Operations have been corrected to reflect the impact of the revisions for all periods presented.

Results of Operations
The following table sets forth items included in our consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

	Fiscal Year ended March 31,			% of Net Sales
	2014	2013	2012	2014	2013	2012
	(in thousands, except for percentages)
Net sales	$204,104	$169,472	$141,481	100.0%	100.0%	100.0%
Cost of sales	128,475	104,566	85,877	62.9%	61.7%	60.7%
Gross profit	75,629	64,906	55,604	37.1%	38.3%	39.3%
Selling, general and administrative expenses	49,509	45,461	37,790	24.3%	26.8%	26.7%
Income from operations	26,120	19,445	17,814	12.8%	11.5%	12.6%
Interest expense	(335)	(168)	(161)	(0.2)%	(0.1)%	(0.1)%
Other income (expense), net	41	87	(1,076)	0.0%	0.1%	(0.8)%
Income before provision for income taxes	25,826	19,364	16,577	12.7%	11.4%	11.7%
Provision for income taxes	10,537	8,112	6,541	5.2%	4.8%	4.6%
Net income	$15,289	$11,252	$10,036	7.5%	6.6%	7.1%
The following table sets forth net sales by product category in dollars and as a percentage of net sales:

	Fiscal Year ended March 31,			% of Net Sales
	2014	2013	2012	2014	2013	2012
	(in thousands, except for percentages)
Product Categories:
Meals	$99,004	$79,006	$60,680	48%	47%	43%
Snacks	79,074	66,662	56,868	39%	39%	40%
Dressings, condiments and other	26,026	23,804	23,933	13%	14%	17%
Total	$204,104	$169,472	$141,481	100%	100%	100%
Non-GAAP Financial Measures
Our discussion of our results of operations in this Form 10-K includes certain adjusted net sales, gross profit and gross margin figures. These figures are non-GAAP financial measures. We calculate these non-GAAP figures by eliminating the impact of our January 2013 voluntary product recall and related insurance recoveries, which we do not consider to be indicative of our ongoing operations. We believe these non-GAAP figures provide additional metrics to evaluate our operations and, when considered with both our GAAP results and the related reconciliation to the most directly comparable GAAP measure, provide a more complete understanding of our business than could be obtained absent this disclosure. We use these non-GAAP figures, together with financial measures prepared in accordance with GAAP, to assess our operating performance, to provide meaningful comparisons of operating performance across periods, to enhance our understanding of our core operating performance and to compare our performance to that of our peers and competitors. We believe that these non-GAAP figures are also useful to investors in assessing the operating performance of our business without the effect of the items described above. These non-GAAP figures are subject to inherent limitation as they reflect the exercise of judgment by management in determining how they are formulated. Further, our computation of these non-GAAP figures is likely to differ from methods used by other companies in computing similarly titled or defined terms, limiting the usefulness of these measures. These non-GAAP figures should not be considered in isolation or as alternatives to GAAP financial measures and investors should not rely on any single financial measure to evaluate our business.

The table below reconciles these non-GAAP figures to the most directly comparable GAAP financial measures for the years ended March 31, 2014 and 2013:

	Fiscal Year ended March 31, 2014		Fiscal Year ended March 31, 2013
	Net Sales	Gross Profit	Net Sales	Gross Profit
GAAP financial measures	$204,104	$75,629	$169,472	$64,906
Increase / (decrease) of net sales reserve related to product recall	(134)	(134)	1,446	1,446
Incremental cost of sales related to product recall	—	279	—	1,080
Recoveries from insurance carrier related to product recall:				—
Net sales	(937)	(937)	(350)	(350)
Cost of sales	—	(907)	—	—
Non-GAAP figures	$203,033	$73,930	$170,568	$67,082
Fiscal Year Ended March 31, 2014 Compared to Fiscal Year Ended March 31, 2013
Net Sales

	Fiscal Year Ended March 31,		Change
	2014(1)	2013(2)	$	%
	(in thousands, except for percentages)
Meals	$99,004	$79,006	$19,998	25.3%
Snacks	79,074	66,662	12,412	18.6%
Dressings, condiments and other	26,026	23,804	2,222	9.3%
Net sales	$204,104	$169,472	$34,632	20.4%
___________
(1) Net sales for fiscal 2014 included $0.9 million insurance recoveries and $0.1 million of reversal of net sales reserve related to product recall.
(2) Net sales for fiscal 2013 included a $1.4 million reduction in net sales and $0.4 million insurance recoveries related to product recall.
The $34.6 million increase in net sales was largely driven by volume through distribution gains and our mainline placement initiative, primarily impacting mainstream grocery and mass merchandiser channels. Net sales growth in the natural channel was modest in fiscal 2014, despite double-digit growth in consumption. Higher average selling prices contributed approximately one to two percent to net sales growth, excluding the impact of the pizza recall.
The $20.0 million increase in net sales of meals was predominantly driven by strong growth in natural and gluten-free macaroni and cheese products. Additionally, sales of microwavable cup macaroni and cheese (which was introduced in June 2013) and sales of frozen entrées (which were introduced in August 2013) contributed to the growth. Net sales of meals also benefited by $1.0 million from the insurance recoveries and the reversal of the net sales reserve. The $12.4 million increase in net sales of snacks was primarily due to volume growth in our fruit snacks, cookies, and crackers. The $2.2 million increase in net sales of dressings, condiments and other was primarily driven by volume growth in dressings and condiments.
Excluding the impact of our voluntary product recall, our net sales would have increased $32.4 million, or 19.0%, to $203.0 million in the fiscal year ended March 31, 2014 compared to $170.6 million in the fiscal year ended March 31, 2013.
Gross Profit

	Fiscal Year Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except for percentages)
Cost of sales	$128,475	$104,566	$23,909	22.9%
Gross profit	$75,629	$64,906	$10,723	16.5%
Gross margin %	37.1%	38.3%
The $10.7 million increase in gross profit was primarily driven by higher net sales and the impact of our voluntary product recall, partially offset by higher commodity costs and increased inventory obsolescence.

The 1.2 percentage point decrease in gross margin percentage is attributable to higher commodity costs primarily due to inflation in the cost of organic wheat, the impact of inventory obsolescence, and customer and product mix changes partially offset by higher selling prices and efficiency gains. The increase in inventory obsolescence cost of $1.4 million was primarily due to finished goods mainly driven by new products introduction ramp up and contract manufacturer transitions.
Excluding the impact of the voluntary product recall, our gross profit would have increased $6.8 million to $73.9 million in fiscal 2014 from $67.1 million in fiscal 2013, and gross margin percentage would have decreased 2.9 percentage points to 36.4% in fiscal 2014 from 39.3% in fiscal 2013.
Selling, General and Administrative Expenses (SG&A)

	Fiscal Year Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except for percentages)
SG&A	$49,509	$45,461	$4,048	8.9%
SG&A as a percentage of net sales	24.3%	26.8%
The $4.0 million increase in SG&A expenses was primarily due to a $2.0 million increase in payroll expense resulting from increased headcount, a $1.6 million increase in sales and marketing and a $1.4 million increase in freight and warehousing costs to support our growth. These increases were partially offset by a decrease of $0.4 million in legal, consulting and other administrative costs. As a percentage of net sales, SG&A decreased 2.5 percentage points due to overall leverage resulting from strong net sales growth.
Interest Expense

	Fiscal Year Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except for percentages)
Interest expense	$(335)	$(168)	$(167)	99.4%
Interest expense increased $167 thousand in fiscal 2014 compared to the prior fiscal year due to higher fees under our revolving credit facility, which was increased from $20.0 million to $40.0 million in March 2013.
Provision for income taxes

	Fiscal Year Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except for percentages)
Provision for income taxes	$10,537	$8,112	$2,425	29.9%
Effective tax rate	40.8%	41.9%
The decrease in effective tax rate in fiscal 2014 was primarily due to a $0.9 million reduction of a permanent tax difference related to nondeductible secondary offerings costs compared to fiscal 2013, which was partially offset by an increase in the state effective income tax rate.

Fiscal Year Ended March 31, 2013 Compared to Fiscal Year Ended March 31, 2012
Net Sales

	Fiscal Year Ended March 31,		Change
	2013 (1)	2012	$	%
	(in thousands, except for percentages)
Meals	$79,006	$60,680	$18,326	30.2%
Snacks	66,662	56,868	9,794	17.2%
Dressings, condiments and other	23,804	23,933	(129)	(0.5)%
Net sales	$169,472	$141,481	$27,991	19.8%
_________
(1) Net sales for the fiscal 2013 included a $1.4 million reduction in net sales and $0.4 million insurance recoveries related to product recall.
The $28.0 million increase in net sales was primarily driven by volume with approximately three percent of growth driven by higher average selling prices. Distribution gains and our mainline placement initiative contributed to the volume increase, primarily impacting mainstream grocery and mass merchandiser channels. Net sales in fiscal 2013 also included a $1.4 million reduction in net sales and $0.4 million insurance recoveries related to the voluntary recall of our certified organic and made with organic pizza products.
The increase in net sales reflected increases of $18.3 million and $9.8 million in net sales of meals and snacks, respectively. The increase in meals was predominantly driven by strong growth in natural macaroni and cheese products. The increase in snacks was primarily due to growth in our fruit snacks, mixed snacks, grahams, crackers and snack mix product lines. The dressings, condiments and other category decreased slightly in fiscal 2013, reflecting high single digit growth in dressings offset by the discontinuance of our cereal line in fiscal 2012.
Excluding the impact of our voluntary product recall, our net sales would have increased $29.1 million, or 20.6%, to $170.6 million during fiscal 2013 compared to $141.5 million during fiscal 2012.
Gross Profit

	Fiscal Year Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except for percentages)
Cost of sales	$104,566	$85,877	$18,689	21.8%
Gross profit	$64,906	$55,604	$9,302	16.7%
Gross margin %	38.3%	39.3%
The $9.3 million increase in gross profit was primarily driven by the increase in net sales, partially offset by the negative impact of the product recall.
The 1.0 percentage point decrease in gross margin percentage was primarily attributable to a $1.1 million reduction in net sales and a $1.1 million increase in cost of sales associated with our January 2013 voluntary product recall. The estimated costs associated with the voluntary product recall included a finished goods inventory write-off of $0.5 million, and raw material and work-in-process charges and associated production costs incurred by our contract manufacturers of $0.6 million.
Excluding the impact of the voluntary product recall, our gross profit would have increased $11.5 million to $67.1 million for fiscal 2013 from $55.6 million for fiscal 2012 and gross margin percentage would have remained flat at 39.3%.
Selling, General and Administrative Expenses (SG&A)

	Fiscal Year Ended March 31,		Change
	2013	2012 (1)	$	%
	(in thousands, except for percentages)
SG&A	$45,461	$37,790	$7,671	20.3%
SG&A as a percentage of net sales	26.8%	26.7%
_________
(1) SG&A for the fiscal 2012 included a one-time fee of $1.3 million to Solera in connection with the termination of its advisory services agreement with us.

The $7.7 million increase in SG&A expenses was primarily due to an increase in payroll expense resulting from increased headcount to support our growth and operations as a public company. Additionally, public company-related expenses impacted SG&A during fiscal 2013 compared with fiscal 2012. Further, during fiscal 2013, we incurred $1.2 million for legal, accounting and printing costs and various other fees associated with the registration and sale of common stock sold by certain stockholders, including Solera, in connection with two secondary public offerings. SG&A during fiscal 2013 also included $0.2 million administrative costs associated with the voluntary product recall.
Interest Expense

	Fiscal Year Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except for percentages)
Interest expense	$(168)	$(161)	$(7)	nm
Interest expense during fiscal 2013 primarily related to non-cash imputed interest expense related to the financing of product formulas acquired in fiscal 2012. Interest expense during fiscal 2012 consisted of expense related to borrowings under our revolving line of credit.
Other Income (Expense), Net

	Fiscal Year Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except for percentages)
Other income (expense), net	$87	$(1,076)	$1,163	nm
Other income (expense), net during fiscal 2013 primarily reflects royalty income. Other income (expense), net during fiscal 2012 primarily reflects a non-recurring, non-cash charge of $1.2 million related to the increase in the fair value of our convertible preferred stock warrant liability partially offset by royalty income.
Provision for income taxes

	Fiscal Year Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except for percentages)
Provision for income taxes	$8,112	$6,541	$1,571	24.0%
Effective tax rate	41.9%	39.5%
The higher effective tax rate in fiscal 2013 reflects a permanent tax difference resulting from $1.2 million in nondeductible secondary offerings costs.
Liquidity and Capital Resources
Our primary cash needs are working capital and capital expenditures. Historically, we have generally financed these needs with cash provided by operations and borrowings under our credit facility. We typically take advantage of accelerated payment discounts offered to us by our vendors and contract manufacturers, usually 1% for net-10 payment.
Our principal sources of liquidity are our cash and accounts receivable. Our cash balance increased by $12.4 million during fiscal 2014. In fiscal 2014, we generated $17.2 million cash from operations.
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
In fiscal 2014, we invested approximately $1.6 million in property and equipment and on April 2, 2014, we funded our acquisition of the Joplin Plant with approximately $7.4 million in cash on hand and restricted cash of $0.3 million deposited previously in an escrow account. In fiscal 2015 we expect our capital expenditures to be approximately $5.0 million to $7.0 million.

Cash Flows from Operating Activities
Net cash provided by operating activities in fiscal 2014 was $17.2 million, compared to $8.7 million in fiscal 2013 and $1.3 million in fiscal 2012.
Cash provided by operating activities in fiscal 2014 included net income of $15.3 million, which included non-cash charges of $1.5 million for depreciation and amortization, and $0.5 million for stock-based compensation, and a $2.8 million increase in accounts payable which was used to fund the increase in inventory. Uses of cash included an increase of $3.3 million in inventory to support growing sales.
Cash provided by operating activities in fiscal 2013 of $8.7 million was primarily due to our net income of $11.3 million, which included non-cash charges totaling $2.5 million, comprised primarily of a $1.1 million for depreciation and amortization and a $1.1 million for stock-based compensation. Changes in operating assets and liabilities provided an additional $3.1 million of net cash, which primarily comprised of a $8.2 million increase in accrued expenses and other non-current liabilities, a $3.9 million increase in income tax receivable, a $3.4 million increase in accounts payable and a $1.5 million increase in prepaid expenses, other current and non-current assets offset by a $7.6 million increase in accounts receivable, a $4.9 million increase in inventory and a $1.3 million decrease in related-party payable, resulting from the termination of our advisory services agreement with Solera upon consummation of our IPO. These increases in cash were offset by the excess tax benefit from stock-based compensation of $8.1 million. The increase in accrued expenses was driven by the purchases of inventory, which had been received as of March 31, 2013 but not yet invoiced. The increase in income tax receivable was attributable to “excess” tax benefit from stock option exercises, which resulted in minimal cash payments of only $0.2 million for income taxes during fiscal 2013. The increase in accounts payable was related to the timing of invoices received and increased inventory levels in fiscal 2013 driven by volume. The increase in accounts receivable was related to larger volume of net sales towards the year end due to Easter timing.
Cash provided by operating activities in fiscal 2012 of $1.3 million was primarily due to our net income of $10.0 million offset by a decrease in accounts payable of $9.5 million and an increase in accounts receivable, of $3.1 million. The decrease in accounts payable was a result of paying down outstanding vendor balances that remained unpaid at fiscal 2011 year-end. The higher accounts receivable was driven by year-over-year net sales growth. We also had net non-cash charges of $3.0 million, which included $1.2 million due to an increase in the fair value of the convertible preferred stock warrant liability.
Cash Flows from Investing Activities
Net cash used in investing activities was $1.9 million, $2.8 million and $3.5 million in fiscal 2014, 2013 and 2012, respectively, which was primarily related to capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities in fiscal 2014 was $2.9 million, compared to $1.6 million in fiscal 2013 and $4.5 million in fiscal 2012.
Cash used in financing activities in fiscal 2014 included $7.0 million in net repayments against our credit facility with funds generated from operations. Offsetting this outflow were cash proceeds of $2.0 million from exercises of stock options and $2.1 million of excess tax benefit from stock-based compensation.
Cash used in financing activities in fiscal 2013 included $19.1 million paid to Solera for repurchase of common stock and $5.8 million in net repayments against our credit facility. Offsetting these cash outflows were $11.1 million of net proceeds received from common shares issued in the IPO, net of issuance costs, cash proceeds of $4.1 million from exercises of stock options and $8.1 million of excess tax benefit from stock-based compensation.
Cash used in financing activities in fiscal 2012 included $13.6 million in dividend payments and $3.4 million in payments of initial public offering costs. Offsetting these cash outflows was $12.8 million in net borrowings under our credit facility.
Indebtedness
In December 2011, we entered into a second amended and restated loan agreement (as amended from time to time, the “Credit Agreement”) with Bank of America, N. A. that, among other things, provided for an increase in our revolving credit facility to $20.0 million and an extension of the term through August 2014. In March 2013, we amended the Credit Agreement to provide for, among other things, an increase in the credit facility to $40.0 million and an extension of the term through August 2016. On November 5, 2013, we amended our Credit Agreement to provide for, among other things, consent for us to create a limited liability company and guarantee performance of the limited liability company in the event and to the extent we assign to the limited liability company any of our rights or obligations under the Purchase Agreement dated November 5, 2013 among us, Safeway Inc. and Safeway Australia Holdings, LLC (see Note 18). Additionally, the amendment provides for the issuance of letters of credit and revises our certain covenants and representations and warranties under the Credit Agreement. In connection with this amendment, Annie’s Baking, LLC, became a party to the Credit Agreement pursuant to a Joinder Agreement dated November 22, 2013. The credit facility is collateralized by substantially all of our assets.
We may select from three interest rate options for borrowings under the credit facility: (i) LIBOR plus 1.25%, (ii) IBOR plus 1.25% or (iii) Prime Rate (as each such term is defined in the Credit Agreement). The interest rate was 1.5% as of March 31, 2013. We are required to pay a commitment fee on the unused credit facility commitments, if the outstanding balance is less than half the commitment, at an annual rate ranging from 0.25% to 0.40% depending on the utilization rate. As of March 31, 2014, there were no amounts outstanding under our credit facility with borrowing availability of $40.0 million.
The Credit Agreement contains restrictions on, among other things, our ability to incur additional indebtedness, pay dividends or make other distributions and make investments and loans. The Credit Agreement also limits our ability to make capital expenditures in excess of $15.0 million. The Credit Agreement requires that we maintain a Funded Debt to Adjusted EBITDA ratio of not more than 2.75 to 1.0 and a minimum Net Worth equal to at least $50.0 million, plus 30% of earnings after taxes earned each quarter (if positive), beginning with the June 2013 quarterly earnings (as each such term is defined in the Credit Agreement). The Credit Agreement requires us to submit interim and annual financial statements by specified dates after each reporting period. We were in compliance with the covenants as of March 31, 2014 and 2013.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of March 31, 2014:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More than Five Years

	(in thousands)
Rent obligations(1)	$3,154	$646	$1,283	$1,225	$—
Equipment lease obligations(2)	133	37	73	23	—
Total operating lease obligations	3,287	683	1,356	1,248	—
Purchase commitments(3)	20,413	20,263	150	—	—
Product formula obligations(4)	1,700	150	300	1,250	—
Warehousing overhead obligations(5)	250	200	50	—	—
Total	$25,650	$21,296	$1,856	$2,498	$—

(1)
We lease our corporate headquarters at 1610 Fifth Street, Berkeley, California pursuant to a lease agreement that expires in February 2019. The lease includes a provision to adjust the rent for the final three years and provides that the rent will be equal to 95% of the then fair market rental rate for the property, provided, the monthly rent payable will not be less than the monthly rent payable during the immediately preceding month of the initial term. The landlord is required to deliver to us a notice of the fair market rental rate for the property no later than August 1, 2015. The table above assumes rent for the final three years under the lease at the monthly rental rate applicable to last month’s rate of the original lease agreement.

(2)	We lease equipment under non-cancelable operating leases. These leases expire at various dates through 2019, excluding extensions at our option, and contain provisions for rental adjustments.

(3)	We have non-cancelable purchase commitments, directly or through contract manufacturers, to purchase ingredients and packaging materials to be used in the future to manufacture products.

(4)
This represents our obligation, to one of our contract manufacturers, for the purchase of product formulas. The total liabilities in our consolidated balance sheet as of March 31, 2014, included $1.1 million of these amounts on a discounted basis.

(5)	We have an agreement with our contract warehousing company to pay minimum overhead fees through June 2015.

Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements or any holdings in variable interest entities.

Indemnifications
In the normal course of business, we enter into contracts that contain a variety of representations and provide for general indemnifications. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. We have not paid any significant claims or been required to defend any action related to our indemnification obligations, and, accordingly, we believe that the estimated fair value of these indemnification obligations is minimal and have not accrued any amounts for these obligations.
Critical Accounting Policies and Estimates
Our consolidated financial statements included elsewhere in this Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, sales, costs and expenses. We base our estimates on historical expenses and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are likely to occur from period to period. Actual results could be significantly different from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgment and estimates.
Recently Issued Accounting Standard
On May 28, 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of this accounting standard.
Sales Recognition
We recognize sales when we have a contract or purchase order from a customer with a fixed price, the title and risk of loss transfers to the buyer either upon delivery to or pick up of products by the customer and collectability is reasonably assured. Generally, we extend credit to our retailers and distributors and do not require collateral. Our payment terms are typically net-30 with a discount for net-10 payment. We recognize sales net of estimated sales and promotion incentives, slotting, customer discounts and spoils. We have entered into contracts with various retailers granting an allowance for spoils and damaged products. Evaluating these estimates requires management judgment, and if our assumptions are not correct, our sales, cost of sales and net income would be impacted.
Sales and Promotion Incentives
We offer a variety of sales and promotion incentives to our customers and to consumers, such as price discounts, consumer coupons, volume rebates, cooperative marketing programs (including trade advertising), slotting fees and in-store displays. The costs of these activities are recognized at the time the related sales are recorded and are classified as a reduction of sales, other than trade advertising, which is recorded in SG&A. The recognition of the costs of these programs involves judgments related to performance and redemption rates, which are made based on historical experience. Actual expenses may differ if redemption rates and performance vary from our estimates. Differences between estimated sales and promotion incentive costs and actual costs are recognized as a change in sales and promotion incentive accrual when the difference becomes known.
Stock-Based Compensation
We record stock-based compensation expense for equity-based awards over the required service period of the recipient based on the grant date fair value of the award. The fair value of restricted stock units and performance share units is determined based on the number of units granted and the closing price of the Company’s common stock as of the grant date. Additionally, stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period. The fair value of options is determined as of the grant date using the Black-Scholes option pricing model. We recognize the fair value of each award as an expense on a straight-line basis over the requisite service period, generally the vesting period of the equity grant. The benefits of tax deductions in excess of recognized compensation costs are reported as a credit to additional paid-in capital, but only when such excess tax benefits are realized by a reduction to current taxes payable.

The valuation model for stock compensation expense requires us to make assumptions and judgments about the variables used in the calculation including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of our common stock and an assumed-risk-free interest rate.
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
Inventories
Our inventory is comprised of raw materials, work-in-process and finished goods, and is valued at the lower of the cost (determined under the first-in-first-out method) or market. We regularly review our inventory quantities on hand and adjust inventory values for finished goods expected to be non-saleable due to age. We also make provisions for ingredients and packaging that are slow moving and at risk to become obsolete. Additionally, our estimates of product demand and market value require management judgment that may significantly affect the ending inventory valuation, as well as gross profit.
Goodwill, Intangible Assets and Long-Lived Assets
We test goodwill for impairment annually in our fourth fiscal quarter and whenever events or changes in circumstances indicate that the carrying amount may be impaired. In assessing whether events or changes in circumstances have occurred, we perform a qualitative assessment as a determinant for whether the two-step annual goodwill impairment test should be performed. In performing the qualitative assessment, we consider macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers and changes in the share price of our common stock. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of our sole reporting unit is greater than its carrying amount, then the two-step goodwill impairment test is not performed.
If the two-step goodwill test is performed, we evaluate and test our goodwill for impairment at our sole reporting-unit level using expected future cash flows to be generated by the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of goodwill over the calculated fair value of the goodwill.
Intangible assets with definite lives are amortized over their estimated useful lives. Our intangible assets consist of acquired product formulas and trademarks, which are amortized on a straight-line basis over their useful lives ranging from five to twenty five years.
We review long-lived assets, including intangible assets, for impairment whenever events or a change in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by comparing its carrying value to the total future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying value of the asset exceeds its estimated fair value.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Ingredient Risk
We enter into pricing agreements with our suppliers for key ingredients including wheat and flour, dairy products, sugar, canola and sunflower oil, extra-virgin olive oil, natural flavors and colors, spices and packaging materials used in the contract manufacturing of our products. In fiscal 2014, these ingredients were generally purchased through our contract manufacturers, who typically pass through actual costs to us at the time we purchase finished products. These ingredients are subject to price fluctuations that may create price risk. A hypothetical 10% increase or decrease in the weighted-average cost of our primary ingredients contracted directly or through contract manufacturers in fiscal 2014 would have resulted in an increase or decrease to cost of sales of approximately $4.2 million. We seek to mitigate the impact of ingredient cost increases by negotiating purchase agreements or taking physical delivery of future ingredient needs. We strive to offset the impact of ingredient cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.
Interest Rate Risk
We maintain a credit facility that provides for revolving loans of up to $40.0 million. At March 31, 2014, there were no amounts outstanding under the credit facility. We may select from three interest rate options for borrowings under the credit facility: (i) LIBOR plus 1.25%, (ii) IBOR plus 1.25% or (iii) Prime Rate (as each such term is defined in the Credit Agreement).We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ANNIE’S, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Annie's, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, convertible preferred stock and stockholders’ equity / (deficit), and cash flows present fairly, in all material respects, the financial position of Annie’s, Inc. and its subsidiaries at March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to an insufficient complement of finance and accounting resources, including employee turnover, within the organization resulted in design deficiencies in certain areas in which the controls were not precise enough to detect misstatements that in the aggregate could be material to the consolidated financial statements existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing in Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in fiscal 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
San Francisco, California
June 2, 2014

Annie’s, Inc.
Consolidated Statements of Income
(in thousands, except share and per share amounts)

	Fiscal Year Ended March 31,
	2014	2013	2012
Net sales	$204,104	$169,472	$141,481
Cost of sales	128,475	104,566	85,877
Gross profit	75,629	64,906	55,604
Selling, general and administrative expenses	49,509	45,461	37,790
Income from operations	26,120	19,445	17,814
Interest expense	(335)	(168)	(161)
Other income (expense), net	41	87	(1,076)
Income before provision for income taxes	25,826	19,364	16,577
Provision for income taxes	10,537	8,112	6,541
Net income	$15,289	$11,252	$10,036
Net income attributable to common stockholders	$15,289	$11,252	$303
Earnings per share
—Basic	$0.90	$0.66	$0.65
—Diluted	$0.88	$0.64	$0.27
Weighted average shares of common stock outstanding used in computing earnings per share
—Basic	16,926,827	17,129,334	469,089
—Diluted	17,412,548	17,707,839	1,111,088

The accompanying notes are an integral part of these financial statements.

Annie’s, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash	$17,308	$4,930
Accounts receivable	18,324	18,756
Inventory	18,489	15,147
Deferred tax assets	3,312	3,140
Income tax receivable	—	588
Prepaid expenses and other current assets	4,277	5,050
Total current assets	61,710	47,611
Restricted cash	300	—
Property and equipment, net	6,620	6,138
Goodwill	30,809	30,809
Intangible assets, net	1,055	1,116
Deferred tax assets, long-term	3,039	3,704
Other non-current assets	108	157
Total assets	$103,641	$89,535
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,144	$4,342
Accrued liabilities	10,680	12,191
Total current liabilities	17,824	16,533
Credit facility	—	7,007
Other non-current liabilities	905	913
Total liabilities	18,729	24,453
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value—30,000,000 shares authorized, 17,039,792 and 16,849,016 shares issued and outstanding	17	17
Additional paid-in capital	97,731	93,190
Accumulated deficit	(12,836)	(28,125)
Total stockholders’ equity	84,912	65,082
Total liabilities and stockholders’ equity	$103,641	$89,535

The accompanying notes are an integral part of these financial statements.

Annie’s, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity / (Deficit)
(in thousands, except share amounts)

					Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity / (Deficit)
Balance at March 31, 2011	12,281,553	$81,373	464,994	$1	$4,424	$(35,863)	$(31,438)
Repurchase of stock options for cash	—	—	—	—	(602)	—	(602)
Reclassification of convertible preferred stock warrant liability (Note 2)	—	—	—	—	(431)	—	(431)
Issuance of common stock upon exercise of stock options	—	—	18,248	—	50	—	50
Stock-based compensation	—	—	—	—	801	—	801
Excess tax benefit from stock-based compensation	—	—	—	—	150	—	150
Dividends paid	—	—	—	—	—	(13,550)	(13,550)
Net Income	—	—	—	—	—	10,036	10,036
Balance at March 31, 2012	12,281,553	81,373	483,242	1	4,392	(39,377)	(34,984)
Reclassification of convertible preferred stock warrant liability upon consummation of IPO	—	—	—	—	2,170	—	2,170
Conversion of convertible preferred stock into common stock upon consummation of IPO	(12,281,553)	(81,373)	15,221,571	15	81,358	—	81,373
Shares issued upon consummation of IPO	—	—	950,000	1	11,145	—	11,146
Shares repurchased and retired	—	—	(500,000)	—	(19,125)	—	(19,125)
Exercise of stock options	—	—	631,010	—	4,073	—	4,073
Excess tax benefit from stock-based compensation	—	—	—	—	8,113	—	8,113
Net exercise of warrant to purchase shares of common stock			63,193	—	—	—	—
Stock-based compensation	—	—	—	—	1,064	—	1,064
Net Income	—	—	—	—	—	11,252	11,252
Balance at March 31, 2013	—	—	16,849,016	17	93,190	(28,125)	65,082
Exercise of stock options and vesting of restricted stock units	—	—	190,776	—	1,958	—	1,958
Stock-based compensation	—	—	—	—	465	—	465
Excess tax benefit from stock-based compensation	—	—	—	—	2,118	—	2,118
Net Income	—	$—	—	$—	$—	$15,289	$15,289
Balance at March 31, 2014	—	$—	17,039,792	$17	$97,731	$(12,836)	$84,912

The accompanying notes are an integral part of these financial statements.

Annie’s, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended March 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15,289	$11,252	$10,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,466	1,065	845
Stock-based compensation	465	1,064	801
Excess tax benefit from stock-based compensation	(2,118)	(8,113)	(150)
Accretion of imputed interest on purchase of intangible asset	142	143	—
Change in fair value of convertible preferred stock warrant liability	—	13	1,208
Loss on disposal of property and equipment	61	46	—
Deferred taxes	493	177	442
Changes in operating assets and liabilities:
Accounts receivable	432	(7,580)	(3,114)
Inventory	(3,342)	(4,945)	(549)
Income tax receivable	588	3,853	(164)
Prepaid expenses, other current and non-current assets	775	1,496	109
Accounts payable	2,801	3,356	(9,499)
Related-party payable	—	(1,305)	1,299
Accrued expenses and other non-current liabilities	194	8,194	27
Net cash provided by operating activities	17,246	8,716	1,291
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,637)	(2,766)	(3,538)
Restricted cash	(300)	—	—
Net cash used in investing activities	(1,937)	(2,766)	(3,538)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	8,432	23,737	72,389
Payments to credit facility	(15,439)	(29,526)	(59,593)
Proceeds from common shares issued in initial public offering, net of issuance costs	—	11,146	—
Dividends paid	—	—	(13,550)
Payments of initial public offering costs	—	—	(3,368)
Repurchase of common stock	—	(19,125)	—
Net repurchase of stock options	—	—	(602)
Excess tax benefit from stock-based compensation	2,118	8,113	150
Proceeds from exercises of stock options	1,958	4,073	50
Net cash used in financing activities	(2,931)	(1,582)	(4,524)
NET INCREASE (DECREASE) IN CASH	12,378	4,368	(6,771)
CASH—Beginning of year	4,930	562	7,333
CASH—End of year	$17,308	$4,930	$562
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$148	$17	$67
Cash paid for income taxes	$5,611	$247	$6,153
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible preferred stock into common stock	$—	$81,373	$—
Deferred initial public offering costs funded through accounts payable and accrued expenses	$—	$—	$1,975
Intangible asset acquired by financing transaction	$—	$—	$1,023

The accompanying notes are an integral part of these financial statements.

Annie’s, Inc.
Notes to Consolidated Financial Statements
1. Description of Business
Annie’s, Inc. (the “Company”), a Delaware corporation incorporated on April 28, 2004, is a natural and organic food company. The Company offers over 145 products in the following three product categories: meals; snacks; and dressings, condiments and other. The Company’s products are sold throughout the U.S. and Canada via a multi-channel distribution network that serves the mainstream grocery, mass merchandiser and natural retailer channels. The Company’s headquarters are located in Berkeley, California.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Annie’s Homegrown, Inc., Annie’s Enterprises, Inc., Napa Valley Kitchen, Inc., and Annie’s Baking, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications were made to the Company’s prior financial statements to conform to the current year presentation.
Recently Issued Accounting Standard
On May 28, 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this accounting standard.
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
Sales Recognition and Sales Incentives
The Company recognizes revenue when it has a contract or purchase order from a customer with a fixed price, ownership and risk of loss have been transferred to the customer either upon delivery or pick up of products by the customer and there is a reasonable assurance of collection of the sales proceeds. Generally, the Company extends uncollateralized credit to its retailers and distributors ranging up to 30 days and performs ongoing credit evaluation of its customers. The payment terms are typically net-30 with a discount for net-10 payment. The Company recognizes sales net of estimated trade allowances, slotting fees, sales incentives, cash discounts, returns and coupons. The costs of these activities are recognized at the time the related sales are recorded and are classified as a reduction of sales. The cost of these trade allowances, slotting fees and sales incentives is estimated using a number of factors, including estimated units sold, customer participation and redemption rates. The Company has entered into contracts with some retailers granting an allowance for spoils and damaged products. Amounts related to shipping and handling that are billed to customers are reflected in net sales and the related shipping and handling costs are reflected in selling, general and administrative expenses.
Cost of Sales
Cost of sales consists of the costs of ingredients utilized in the manufacture of products, contract manufacturing fees, packaging and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by contract manufacturing fees and packaging.

Product Recall
The Company establishes reserves for product recalls on a product-specific basis when circumstances giving rise to the recall become known. The Company, when establishing reserves for a product recall, considers cost estimates for any fees and incentives to customers for their effort to return the product, freight and destruction charges for returned products, warehouse and inspection fees, repackaging materials, point-of-sale materials and other costs including costs incurred by contract manufacturers. Additionally, the Company estimates product returns from consumers and customers across distribution channels, utilizing third-party data and other assumptions. These factors are updated and reevaluated each period and the related reserves are adjusted when these factors indicate that the recall reserves are either insufficient to cover or exceed the estimated product recall expenses. The Company records insurance recoveries upon receipt of positive confirmation from the insurance company that certain recall-related costs have been approved for payment and the Company has reasonable confidence that the insurance company is financially capable of paying the Company. The insurance recoveries are recorded in the net sales, cost of sales or selling, general and administrative, as applicable, in the statement of income.
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
Freight and Warehousing Costs
Freight and warehousing costs are included in selling, general and administrative expenses in the consolidated statements of income. These costs primarily consist of costs associated with moving finished products to customers, including costs associated with the Company’s distribution center, route delivery costs and the cost of shipping products to customers through third-party carriers. Freight and warehousing costs were $7.2 million, $5.7 million and $4.8 million for the years ended March 31, 2014, 2013 and 2012, respectively.
Research and Development (R&D) Costs
R&D costs are included in selling, general and administrative expenses in the consolidated statements of income. These costs are incurred to develop new products and are expensed as incurred. R&D costs include consumer research, prototype development, materials and resources to conduct trial production runs, package development and employee-related costs for personnel responsible for product innovation. R&D costs were $2.3 million, $2.8 million and $2.0 million for the years ended March 31, 2014, 2013 and 2012, respectively.
Advertising Costs
Advertising costs are included in selling, general and administrative expenses in the consolidated statements of income. These costs include the costs of producing and communicating advertisements. The costs of producing advertisements are expensed as incurred and the costs of communicating advertising are expensed over the period of communication. Total advertising costs were $1.5 million, $0.9 million and $1.2 million, for the years ended March 31, 2014, 2013 and 2012, respectively.
Stock-Based compensation
The Company maintains performance incentive plans under which nonqualified stock options, restricted stock units and performance share units are granted to eligible employees and directors. The cost of stock-based transactions is recognized in the financial statements based upon fair value. The fair value of restricted stock units and performance share units is determined based on the number of units granted and the closing price of the Company’s common stock as of the grant date. Additionally, stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period. The fair value of stock options is determined as of the grant date using the Black-Scholes option pricing model. Fair value is recognized as expense on a straight line basis, net of estimated forfeitures, over the requisite service period.
The benefits of tax deductions in excess of recognized compensation costs are reported as a credit to additional paid-in capital and as financing cash flows, but only when such excess tax benefits are realized by a reduction to current taxes payable.

Income taxes
Income taxes are accounted for using the asset and liability method. Deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and subsequently adjusted to reflect changes in enacted tax rates expected to be in effect when the temporary differences reverse. The deferred tax assets are reduced, if necessary, by a valuation allowance to the extent future realization of those tax benefits is uncertain.

The tax benefit from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and/or penalties related to uncertain tax positions are recognized in income tax expense. See Note 17 for further information regarding income taxes.
Cash and Restricted Cash
The Company’s cash primarily consists of funds held in general checking accounts. The Company considers demand deposits and highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the time of acquisition to be cash equivalents. There were no cash equivalents held at March 31, 2014 and 2013, respectively.
The Company’s restricted cash consisted of a deposit held in an escrow account pending the Company’s acquisition of a snack manufacturing plant in Joplin, Missouri (the “Joplin Plant”).
Accounts Receivable and Concentration Risk
The Company manages credit risk through credit approvals, credit limits and monitoring procedures. The Company performs periodic credit evaluations of its customers and records an allowance for uncollectible accounts receivable based on a specific identification methodology. In addition, management may record an additional allowance based on the Company’s experience with accounts receivable aging categories. Accounts receivable are recorded net of allowances for trade discounts and doubtful accounts. The Company had no allowance for doubtful accounts as of March 31, 2014 and 2013.
Customers with 10% or more of the Company’s net sales and accounts receivable consist of the following:

	Net Sales			Accounts Receivable(1)
	Customer A	Customer B	Customer C
Fiscal Year Ended March 31,
2014	22%	15%	13%	58%
2013	25%	17%	11%	72%
2012	25%	15%	11%	—
__________________
— Not presented
(1) As of March 31, 2014, three customers represented 31%, 17% and 10% respectively, of accounts receivable. The same three customers represented 36%, 26%, and 10%, respectively, of accounts receivable as of March 31, 2013.
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

Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. Maintenance and repairs are charged to expense as incurred. Assets not yet placed in service are not depreciated.
The useful lives of the property and equipment are as follows:

Equipment and automotive	3 to 7 years
Software	3 to 7 years
Plates and dies	3 years
Leasehold improvements	Shorter of lease term or estimated useful life
The Company capitalizes certain internal and external costs related to the development and enhancement of the Company’s internal-use software. Capitalized internal-use software development costs are included in property and equipment on the accompanying condensed consolidated balance sheets. The Company had $2.7 million and $2.1 million in capitalized software development costs, net of accumulated amortization, including $1.0 million and $0.4 million in construction-in-progress as of March 31, 2014 and 2013, respectively.
Goodwill, Intangible Assets and Long-Lived Assets
The Company tests goodwill for impairment annually in its fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying amount may be impaired. In assessing whether events or changes in circumstances have occurred, the Company performs a qualitative assessment as a determinant for whether the two-step annual goodwill impairment test should be performed. In performing the qualitative assessment, the Company considers events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers and changes in the share price of the Company’s common stock. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of the Company’s sole reporting unit is greater than its carrying amount, then the two-step goodwill impairment test is not performed.
If the two-step goodwill test is performed, the Company evaluates and tests its goodwill for impairment at the Company’s sole reporting-unit level using expected future cash flows to be generated by the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of goodwill over the calculated fair value of the goodwill.
A reporting unit is an operating segment or one level below. The Company has one business activity, marketing and distribution of natural and organic food products, and operates as one operating segment. The Company’s chief operating decision-maker, its chief executive officer, reviews its operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance.
In the fourth quarter of fiscal 2014, the Company bypassed the qualitative assessment, and evaluated and tested its goodwill using expected future cash flows to be generated by the Company’s sole reporting unit and determined that the fair value of Company’s sole reporting unit is greater than its carrying amount. Accordingly, there was no indication of impairment. The Company did not recognize any goodwill impairment losses in fiscal 2014, 2013 or 2012.
Intangible assets with definite lives are amortized over their estimated useful lives. The Company’s intangible assets consist of acquired product formulas and trademarks, which are amortized on a straight-line basis over their useful lives ranging from five to twenty-five years.
The Company reviews long-lived assets, including intangible assets, for impairment whenever events or a change in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by comparing its carrying value to the total future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying value of the asset exceeds its estimated fair value. There was no impairment of long-lived assets during the years ended March 31, 2014, 2013 and 2012.

Concentration of Supply Risk
The Company relies on a limited number of suppliers for the ingredients used in manufacturing its products. In order to mitigate any adverse impact from a disruption of supply, the Company attempts to maintain an adequate supply of ingredients and believes that other vendors would be able to provide similar ingredients if supplies were disrupted. The Company outsources the manufacturing of its products to contract manufacturers in the U.S. The Company had two and four vendors that accounted for more than 10% of accounts payable as of March 31, 2014 and 2013, respectively. These two and four vendors accounted for 49% and 75% of accounts payable as of March 31, 2014 and 2013, respectively.
Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.
The carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their relatively short maturities. Upon consummation of the Company’s initial public offering (the “IPO”) on April 2, 2012, prior to the automatic conversion of the convertible preferred stock warrant into a common stock warrant, the warrant was remeasured and the change in fair value was recorded as a non-cash charge in other income (expense), net and the related liability was reclassified to additional paid-in capital (see Note 9).
Share Repurchases
The Company accounts for share repurchases under the cost method, and accordingly charges the excess of the purchase price over the par value per share of common stock entirely to additional paid-in capital.
Revision of Financial Statements
In finalizing the fiscal 2014 results, the Company determined that the historical methodology for estimating certain trade allowances did not include all related trade promotion costs. Specifically, the methodology did not consider trade promotion activities conducted by the Company’s customers after quarter end related to sales that occurred prior to quarter end. To correct this misstatement, the Company recorded the cumulative impact of $0.7 million to accumulated deficit at April 1, 2011 in its Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity / (Deficit), relating to the correction of trade promotion costs prior to fiscal 2012. Additionally, the Company revised its net sales overstatement of $0.5 million for fiscal 2013 and understatement of $(0.2) million for fiscal 2012. This misstatement did not impact the Company’s reported net cash provided by operating activities.
The Company assessed the effect of the above misstatements, individually and in the aggregate, on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletins No. 99 - Materiality and 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Based on an analysis of quantitative and qualitative factors, the Company determined that the misstatements were not material to any of the Company’s prior interim and annual financial statements and, therefore, the previously-issued financial statements could continue to be relied upon. The Company also determined that correction of the cumulative amount of the misstatements of $1.4 million as of March 31, 2013 would be material to the fiscal 2014 consolidated financial statements and as such, the Company is revising its previously-issued consolidated financial statements to correct the misstatements. The Company plans to revise its quarterly condensed consolidated financial statements for fiscal 2014 in future filings containing such financial information. The revised unaudited quarterly financial data for fiscal 2014 and 2013 is presented in Note 19.

As part of the revision the Company also corrected previously-identified misstatements related to the measurement of the convertible preferred stock warrant liability and stock-based compensation. These corrections were an accumulation of a misstatement that should have been recorded in periods prior to fiscal 2012. The correction relating to the convertible preferred stock warrant liability increased other income (expense) and net income by $0.5 million in the accompanying statement of income during fiscal 2012 and decreased accumulated deficit at April 1, 2011 by $0.4 million. The correction relating to stock-based compensation expense increased selling, general and administrative expenses by $0.3 million and decreased net income by $0.2 million in the accompanying statement of income during fiscal 2012 and increased accumulated deficit at April 1, 2011 by $0.2 million.
All financial information contained in the accompanying footnotes to these consolidated financial statements has been revised to reflect the correction of these misstatements.
The following table presents the effects of the correction on the Company’s consolidated statement of income for the fiscal year ended March 31, 2013 (in thousands, except share and per share amounts):

	Fiscal Year Ended March 31, 2013
	Reported	Correction	Revised
Net Sales	$169,977	$(505)	$169,472
Cost of sales	104,566	—	104,566
Gross profit	65,411	(505)	64,906
Selling, general and administrative expenses	45,461	—	45,461
Income from operations	19,950	(505)	19,445
Interest expense	(168)	—	(168)
Other income (expense), net	87	—	87
Income before provision for income taxes	19,869	(505)	19,364
Provision for income taxes	8,318	(206)	8,112
Net income	$11,551	$(299)	$11,252
Earnings per share
—Basic	$0.67	$(0.01)	$0.66
—Diluted	$0.65	$(0.01)	$0.64
Weighted average shares of common stock outstanding used in computing earnings per share
—Basic	17,129,334		17,129,334
—Diluted	17,707,839		17,707,839

The following table presents the effects of the correction on the Company’s consolidated statement of income for the fiscal year ended March 31, 2012 (in thousands, except share and per share amounts):

	Fiscal Year Ended March 31, 2012
	Reported	Correction	Revised
Net Sales	$141,304	$177	$141,481
Cost of sales	85,877	—	85,877
Gross profit	55,427	177	55,604
Selling, general and administrative expenses	37,495	295	37,790
Income from operations	17,932	(118)	17,814
Interest expense	(161)	—	(161)
Other income (expense), net	(1,594)	518	(1,076)
Income before provision for income taxes	16,177	400	16,577
Provision for income taxes	6,588	(47)	6,541
Net income	$9,589	$447	$10,036
Net income attributable to common stockholders	$290	$13	$303
Earnings per share
—Basic	$0.62	$0.03	$0.65
—Diluted	$0.26	$0.01	$0.27
Weighted average shares of common stock outstanding used in computing earnings per share
—Basic	469,089		469,089
—Diluted	1,111,088		1,111,088
The following table presents the effects of the correction on the impacted line items included in the Company’s consolidated balance sheet as of March 31, 2013 (in thousands):

	March 31, 2013
	Reported	Correction	Revised
Accounts receivable(1)	$20,015	$(1,259)	$18,756
Deferred tax assets, current	2,558	582	3,140
Total current assets	48,288	(677)	47,611
Total assets	90,212	(677)	89,535
Accrued liabilities(1)	12,021	170	12,191
Total current liabilities	16,363	170	16,533
Total liabilities	24,283	170	24,453
Accumulated deficit	(27,278)	(847)	(28,125)
Total stockholders’ equity	65,929	(847)	65,082
Total liabilities and stockholders’ equity	90,212	(677)	89,535
_________
(1) Includes an immaterial reclassification between accounts receivable and accrued liabilities.

The following tables present the effects of the correction on the impacted line items included in the Company’s consolidated statements of convertible preferred stock and stockholders’ equity / (deficit) for the years ended March 31, 2013 and 2012 (in thousands):

	Accumulated Deficit			Total Stockholders’ Equity / (Deficit)
	Reported	Correction	Revised	Reported	Correction	Revised
Balance at March 31, 2011	$(34,868)	$(995)	$(35,863)	$(30,148)	$(1,290)	$(31,438)
Net Income	9,589	447	10,036	9,589	447	10,036
Balance at March 31, 2012	(38,829)	(548)	(39,377)	(34,436)	(548)	(34,984)
Net Income	11,551	(299)	11,252	11,551	(299)	11,252
Balance at March 31, 2013	(27,278)	(847)	(28,125)	65,929	(847)	65,082

	Additional Paid-in Capital
	Reported	Correction	Revised
Balance at March 31, 2011	$4,719	$(295)	$4,424
Stock-based compensation	506	295	801
Balance at March 31, 2012	4,392	—	4,392
Balance at March 31, 2013	93,190	—	93,190

The following table presents the effects of the correction on the impacted line items included in the Company’s consolidated statement of cash flows for the year ended March 31, 2013 (in thousands):

	Fiscal Year Ended March 31, 2013
	Reported	Correction	Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,551	$(299)	$11,252
Adjustments to reconcile net income to net cash provided by operating activities
Deferred taxes	383	(206)	177
Changes in operating assets and liabilities:
Accounts receivable(1)	(8,145)	565	(7,580)
Accrued expenses and other non-current liabilities(1)	8,254	(60)	8,194
_________
(1) Includes an immaterial reclassification between accounts receivable and accrued expenses and other non-current liabilities.
The following table presents the effects of the correction on the impacted line items included in the Company’s consolidated statement of cash flows for the year ended March 31, 2012 (in thousands):

	Fiscal Year Ended March 31, 2012
	Reported	Correction	Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,589	$447	$10,036
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation	506	295	801
Change in fair value of convertible preferred stock warrant liability	1,726	(518)	1,208
Deferred taxes	489	(47)	442
Changes in operating assets and liabilities:
Accounts receivable(1)	(2,742)	(372)	(3,114)
Accrued expenses and other non-current liabilities(1)	(168)	195	27
_________
(1) Includes an immaterial reclassification between accounts receivable and accrued expenses and other non-current liabilities.
The above adjustments did not impact the Company’s net cash provided by operating activities.
3. Initial Public Offering (IPO)
On April 2, 2012, the Company closed its IPO, in which it sold 950,000 shares of common stock at an offering price of $19.00 per share and raised $11.1 million in net proceeds after deducting underwriting discounts and commissions of $1.3 million and other offering expenses of $5.6 million. In addition, certain of the Company’s stockholders, including funds affiliated with Solera Capital, LLC, sold 4.8 million shares at the $19.00 offering price in the IPO. The Company sometimes refers to Solera Capital, LLC and its affiliates as Solera in these financial statements.
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

4. Balance Sheet Components
Inventory
Inventory is comprised of the following (in thousands):

	March 31,
	2014	2013
Raw materials	$1,442	$1,391
Work in process	616	2,142
Finished goods	16,431	11,614
Inventory	$18,489	$15,147

Property and Equipment, Net
Property and equipment, net are comprised of the following (in thousands):

	March 31,
	2014	2013
Equipment and automotive	$4,004	$2,959
Software	2,722	2,410
Leasehold improvements	1,381	1,195
Plates and dies	402	244
Construction in progress	1,058	1,090
Total property and equipment	9,567	7,898
Less: Accumulated depreciation and amortization	(2,947)	(1,760)
Property and equipment, net	$6,620	$6,138
Depreciation expense was $1.4 million, $1.0 million and $0.8 million for the years ended March 31, 2014, 2013 and 2012, respectively.
Intangible Assets, Net
Intangible assets, net are comprised of the following (in thousands):

	March 31, 2014			March 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Useful
	Amount	Amortization	Amount	Amount	Amortization	Amount	Lives
Product formulas	$1,023	$(119)	$904	$1,023	$(68)	$955	5 - 25 years
Other intangible assets	189	(38)	151	189	(28)	161	5 - 25 years
Total	$1,212	$(157)	$1,055	$1,212	$(96)	$1,116
In November 2011, the Company acquired product formulas for a purchase price of $2.0 million. The purchase agreement requires the Company to make annual payments of at least $150,000 in each of the first six years of the agreement, with the balance of the $2.0 million payment due at the end of the seven-year term in November 2018.
Amortization expense of intangible assets was $61,000, $60,000 and $27,000 for the years ended March 31, 2014, 2013 and 2012, respectively.
The estimated future amortization expense relating to intangible assets is anticipated to be $61,000 for each of the next five years from fiscal 2015 through fiscal 2019, totaling $305,000 and $750,000 after fiscal 2019.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of March 31, 2014 and 2013 include receivables from contract manufacturers and suppliers of $2.7 million and $3.9 million, respectively.
Accrued Liabilities
The following table shows the components of accrued liabilities (in thousands):

	March 31,
	2014	2013
Payroll and employee-related expenses	$2,907	$3,779
Inventory received not invoiced	2,744	4,038
Accrued trade expenses	1,898	2,469
Income tax payable	1,727	—
Brokerage commissions	421	407
Deferred rent	244	260
Other accrued liabilities	739	1,238
Total accrued liabilities	$10,680	$12,191
5. Credit Facility
In December 2011, the Company entered into a second amended and restated loan agreement (as amended from time to time, the “Credit Agreement”) with Bank of America, N. A. that, among other things, provided for an increase in its revolving credit facility to $20.0 million and an extension of the term through August 2014. In March 2013, the Company amended the Credit Agreement to provide for, among other things, an increase in the credit facility to $40.0 million and an extension of the term through August 2016. On November 5, 2013, the Company amended its Credit Agreement to provide for, among other things, consent for the Company to create a limited liability company and guarantee performance of the limited liability company in the event and to the extent the Company assigns to the limited liability company any of its rights or obligations under the Purchase Agreement dated November 5, 2013 among the Company, Safeway Inc. and Safeway Australia Holdings, LLC (see Note 18). Additionally, the amendment provides for the issuance of letters of credit and revises certain covenants and representations and warranties of the Company under the Credit Agreement. In connection with this amendment, Annie’s Baking, LLC, became a party to the Credit Agreement pursuant to a Joinder Agreement dated November 22, 2013. The credit facility is collateralized by substantially all of the Company’s assets.
The Company may select from three interest rate options for borrowings under the credit facility: (i) LIBOR plus 1.25%, (ii) IBOR plus 1.25% or (iii) Prime Rate (as each such term is defined in the Credit Agreement). The interest rate was 1.5% as of March 31, 2013. The Company is required to pay a commitment fee on the unused credit facility commitments, if the outstanding balance is less than half the commitment, at an annual rate ranging from 0.25% to 0.40% depending on the utilization rate. As of March 31, 2014 and 2013, there was $40.0 million and $33.0 million, respectively, of borrowings available under the credit facility. Interest is payable monthly.
The Credit Agreement contains restrictions on, among other things, the Company’s ability to incur additional indebtedness, pay dividends or make other distributions and make investments and loans. The Credit Agreement also limits the Company’s ability to make capital expenditures in excess of $15.0 million. The Credit Agreement requires that the Company maintain a Funded Debt to Adjusted EBITDA ratio of not more than 2.75 to 1.0 and a minimum Net Worth equal to at least $50.0 million, plus 30% of earnings after taxes earned each quarter (if positive), beginning with the June 2013 quarterly earnings (as each such term is defined in the Credit Agreement). The Credit Agreement requires the Company to submit interim and annual financial statements by specified dates after each reporting period. The Company was in compliance with the covenants as of March 31, 2014 and 2013.

6. Related Party Transactions
Agreements with Solera Capital, LLC
The Company had an advisory services agreement with Solera requiring the Company to pay Solera an annual advisory fee of $600,000 effective April 1, 2011, which it terminated upon the consummation of the IPO and as such the Company paid Solera a one-time termination fee of $1.3 million in April 2012.
Additionally, the Company is a party to an amended and restated registration rights agreement dated as of November 14, 2005, or Registration Rights Agreement, relating to shares of common stock of the Company held by certain affiliates of Solera and certain other stockholders. As discussed further below, on November 18, 2013, Solera completed the sale of its shares entitled to registration under this agreement.
On August 6, 2012, the Company closed a secondary public offering, in which certain stockholders, including Solera, sold a portion of shares of common stock of the Company. In addition, on March 18, 2013, Solera sold another portion of its investment in shares of the Company’s common stock, and on November 18, 2013, Solera sold the remaining portion of its investment in shares of the Company’s common stock. The offering expenses incurred by the Company for these secondary public offerings were $0.7 million, $0.5 million and $0.3 million, respectively. The Company did not receive any proceeds from the sale of shares in these secondary public offerings.
In conjunction with the secondary public offering that closed on March 18, 2013, the Company repurchased and retired 500,000 shares of its common stock from Solera in a private, non-underwritten transaction at a price of $38.25 per share. The price paid by the Company was equal to the price paid by the underwriters in the secondary public offering.
7. Commitments and Contingencies
Lease Commitments
The Company leases its offices and other equipment under non-cancelable operating leases that expire through fiscal year 2019. Rent expense for the years ended March 31, 2014, 2013 and 2012 was $0.7 million, $0.5 million and $0.5 million, respectively.

Future minimum lease payments under the non-cancelable operating leases as of March 31, 2014 are as follows (in thousands):

Lease Payments
Fiscal Year Ending March 31:
2015	$682
2016	680
2017	676
2018	663
2019	586
Total future minimum lease payments	$3,287
Purchase Commitments
In November 2011, the Company entered into an agreement with one of its contract manufacturers for the purchase of product formulas for a purchase price of $2.0 million. The agreement requires annual payments of at least $0.2 million in each of the first six years of the agreement with the unpaid balance due at the end of the seven-year term in November 2018. As of March 31, 2014, the Company’s remaining obligation for product formulas was $1.7 million.
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
Legal Matters
On December 6, 2013, a private organization called the Center for Environmental Health (“CEH”) sued the Company and its subsidiary, Annie’s Homegrown, Inc., in Superior Court of the State of California in the County of Alameda under California Health & Safety Code §§ 25249.5 et seq. (commonly referred to as “Proposition 65”). CEH claims that warnings are required in California under Proposition 65 for alleged exposures to lead and lead compounds from cookies that contain ginger or molasses, including Annie’s Gluten-Free Ginger Snap Bunny Cookies. CEH is seeking injunctive relief, civil penalties of $2,500 per violation per day and its attorneys’ fees and costs. The lawsuit, entitled Mondelez International, Inc., et al., Alameda County Superior Court Case No. RG13-677800, names twenty-one other companies that are either suppliers or retailers of ginger- or molasses-containing cookies. As of March 31, 2014, the Company accrued an amount equal to the current estimate of its exposure in this matter. Given the inherent uncertainty associated with legal matters, the actual cost of resolving this litigation may be higher or lower than the estimated accrual.
Additionally, from time to time, the Company is subject to claims, assessments or other legal proceedings in the ordinary course of business, including product liability claims, employee claims, and other general liability claims. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations and cash flows.
8. Convertible Preferred Stock
Immediately prior to the closing of the IPO on April 2, 2012, the outstanding shares of convertible preferred stock were automatically converted into 15,221,571 shares of common stock. No shares of convertible preferred stock were authorized, issued or outstanding at March 31, 2014 or 2013.

Dividends
During the fiscal year ended March 31, 2012, the Company paid cash dividends to convertible preferred stockholders of $1.07 per share, or approximately $13.1 million in the aggregate, as a result of participating in the common stock dividend.
9.    Convertible Preferred Stock Warrant
In March 2008, in connection with a prior term loan that was repaid in full in fiscal 2011, the Company had issued a warrant to Hercules Technology II, L.P. (“Hercules”) for the purchase of 80,560 shares of Series A 2005 Convertible Preferred Stock at an exercise price of $8.07 per share. The fair value of the warrant approximated $431,000 (see Note 2). Upon the consummation of the Company’s IPO on April 2, 2012, the warrant became a warrant to purchase 80,560 shares of our common stock. On April 12, 2012, Hercules exercised the warrant to purchase 80,560 shares of the Company’s common stock by surrendering 17,367 shares to pay for the exercise. As a result, the Company issued to Hercules 63,193 shares of common stock.
10. Preferred Stock
The Company’s certificate of incorporation authorized 5,000,000 shares of preferred stock, $0.001 par value per share. As of March 31, 2014, no certificate of designations defining the rights and preferences of the preferred stock had been filed and no shares of preferred stock were issued.
11. Dividends on Common Stock
The holders of common stock are entitled to receive dividends if, as and when declared by the Company’s Board of Directors. During the fiscal year ended March 31, 2012, the Company declared and paid common shareholders cash dividends of $0.86 per share, or approximately $408,000 in the aggregate. No dividends were declared or paid during the fiscal years ended March 31, 2014 and 2013.

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
In February 2012, the Company’s compensation committee determined that no further awards would be granted under the 2004 Plan. As of March 31, 2014, eligible participants held options to purchase 551,181 shares of common stock under the 2004 Plan. If outstanding stock options expire or are canceled without having been fully exercised, the underlying shares will not become available for purposes of the 2004 Plan.
Annie’s, Inc. Omnibus Incentive Plan
In February 2012, the Board of Directors adopted and the Company’s shareholders approved the Omnibus Incentive Plan, which became effective upon the completion of the IPO. A total of 867,570 shares of common stock were reserved for future issuance under the Omnibus Incentive Plan. As of March 31, 2014, 3,857 shares have been issued and 2,468 shares have been withheld by the Company for tax withholding obligation under the Plan, 399,748 shares were reserved for issuance pursuant to outstanding awards, and 461,497 shares remained available for future awards. Any shares covered by an award that are forfeited, expired, canceled, settled in cash or otherwise terminated without delivery of shares to the grantee will be available for future grants under the Omnibus Incentive Plan. However, shares surrendered to or withheld by the Company in payment or satisfaction of the exercise price of an award or any tax withholding obligation with respect to an award will not be available for the grant of new awards. The Omnibus Incentive Plan provides for grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and cash-based incentive awards.
The Company has granted non-qualified stock options, restricted stock units and performance share units to its employees and restricted stock units to the members of its Board of Directors from the Omnibus Incentive Plan. As of March 31, 2014, eligible participants held options to purchase 275,886 shares of common stock, 33,092 restricted stock units and 60,510 performance share units (at target) under the Omnibus Incentive Plan. The options granted under the Omnibus Incentive Plan generally vest over a five-year period from the grant date. The restricted stock units granted to employees vest 50% on the second anniversary of the grant date, and the remaining 50% on the third anniversary of the grant date. The performance share units granted to employees vest based on achievement of required cumulative compounded adjusted diluted earnings per share growth during the three-year period applicable to the grant. The vesting of stock-based awards is subject to continuance of the employment with or service to the Company.
Non-plan Stock Option Awards
The Company granted performance based option awards for the right to purchase 176,615 shares of common stock to certain key management personnel prior to fiscal 2012, all of which were vested in full as of March 31, 2012. Vesting and exercise provisions were determined by the Board of Directors at the time of grant. Options granted vested according to the performance feature underlying the grant. Vested options can be exercised at any time and generally expire five to ten years after the grant date. In the event that an option holder’s continuous service terminates, the option holder generally has three months from the date of termination in which to exercise vested options. As of March 31, 2014, such key management personnel held options to purchase 86,758 shares of common stock under the non-plan stock option awards.

Activity of stock options under our 2004 Plan, non-plan option awards and Omnibus Incentive Plan is set forth below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
				(in thousands)
Balance at March 31, 2013	1,203,990	$13.26
Granted	66,690	41.80
Forfeited	(169,936)	25.78
Exercised	(186,919)	10.48
Balance at March 31, 2014	913,825	$13.58
Vested and expected to vest—March 31, 2014	779,907	$11.09	3.9	$22,692
Exercisable—March 31, 2014	674,565	$8.87	3.2	$21,128
The following table summarizes information about stock options outstanding at March 31, 2014:

	Options Outstanding
		Weighted-Average
		Remaining
	Stock Options	Contractual Life	Options
Exercise Price	Outstanding	(Years)	Exercisable
$4.93—$6.62	376,963	1.8	376,963
$7.30—$8.88	192,809	3.5	192,809
$16.94—$19.00	244,406	7.8	96,793
$30.01—$35.00	40,000	8.8	8,000
$35.01—$40.00	22,867	9.1	—
$40.01—$45.00	36,780	9.3	—
	913,825	4.6	674,565
The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The valuation model for stock compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted-average period of time that the options granted are expected to be outstanding); volatility of the Company’s common stock and an assumed-risk-free interest rate.

	Fiscal Year Ended March 31,
	2014	2013	2012
Expected term (in years)	5.2 - 6.0	5.2	5.2 - 6.9
Expected volatility	38.2% - 39.7%	39.8% - 40.8%	41.0% - 42.0%
Risk-free interest rate	0.7% - 2.1%	0.8% - 1.1%	1.1% - 3.1%
Expected dividend rate	0%	0%	0%
Fair Value of Common Stock. Under our Omnibus Incentive Plan, the fair value of the shares of common stock underlying the stock options is defined as the closing price of the Company’s common stock on the date of the grant. Prior to the IPO, the fair value of the shares of common stock underlying the stock options had historically been determined by the Board of Directors. Because there had been no public market for the Company’s common stock prior to March 28, 2012, the Board of Directors determined the fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance and general and industry-specific economic outlook.
Weighted-Average Expected Term. The Company derived the expected term using several factors including the ratio of market value to the strike price, volatility, proximity to recent vesting and the remaining option term. In addition, the Company considered behavioral factors including portfolio diversification, liquidity considerations, risk aversion and tax planning in its model to determine the expected term. Additionally, the Company considered historical experience and expected term used by peer group companies for stock option grants having similar vesting terms in determining the expected term.
Volatility. The Company did not have historical data regarding the volatility of its common stock prior to the IPO and since the IPO, it has a limited company-specific historical volatility. Therefore, the Company used the expected volatility based upon the volatility of a group of similar entities, referred to as “guideline” companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.
Risk-Free Interest Rate. The risk-free interest rate was based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the options.
Dividend Yield. Although the Company in the past while it was a privately held company declared dividends, no future dividends are expected to be available to benefit option holders, and, accordingly, the Company used an expected dividend yield of zero in the valuation model.
Forfeitures. The Company used estimated forfeiture rates calculated based on analysis of actual forfeitures, employee turnover and other related factors. The Company used historical data to estimate pre-vesting forfeitures and recorded stock-based compensation expense only for those awards that were expected to vest. To the extent actual forfeitures differed from the estimates, the difference in stock-based compensation expense was recorded as a cumulative adjustment in the period in which the estimates were revised.
The total intrinsic value of stock options exercised was $5.9 million, $21.4 million and $0.6 million during the years ended March 31, 2014, 2013 and 2012, respectively. The intrinsic value was calculated based on the difference between the exercise price and the fair value of the common stock at time of exercise.
The weighted-average grant date fair value of the employee stock options granted was $15.79, $13.93 and $7.62 per share during the years ended March 31, 2014, 2013 and 2012, respectively.
Stock-based compensation expense included in selling, general and administrative expenses was $0.5 million, $1.1 million and $0.8 million for the years ended March 31, 2014, 2013 and 2012, respectively. The related tax benefit for stock-based compensation was $0.2 million, $0.4 million and $0.3 million for the years ended March 31, 2014, 2013 and 2012, respectively.
The following table summarizes the activity of unvested restricted stock units and performance share units:

Shares-Based Awards	Shares	Weighted-Average Grant Date Fair Value
Unvested at March 31, 2013	71,165	$21.73
Granted	65,352	41.36
Vested	(11,017)	30.19
Forfeited	(36,590)	29.67
Unvested at March 31, 2014	88,910	$31.84
As of March 31, 2014, there were 60,510 unvested performance share units (at target) outstanding, net of actual forfeitures. As of March 31, 2014, there were no shares estimated to be issued at the end of the performance period(s). The maximum number of total shares that could be issued at the end of performance period(s) is 90,770 shares.
As of March 31, 2014, total unrecognized compensation cost was $2.0 million related to unvested share-based compensation arrangements which is expected to be recognized over a weighted-average period of 3.1 years.
13. Earnings Per Share
Basic earnings per share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by giving effect to all potentially dilutive securities outstanding during the period. The Company utilizes the treasury stock method to calculate potential common shares that underlie its stock options to purchase common stock and restricted stock units. Performance share units are excluded from potential common shares since no shares were issuable as of March 31, 2014, 2013 and 2012. Additionally, the Company utilized the if-converted method and the treasury stock method to calculate potential common shares that underlay its convertible preferred stock and the warrant to purchase its convertible preferred stock, respectively.
Net income attributable to common stockholders during the fiscal year ended March 31, 2012 was allocated using the two-class method. The two-class method is an earnings allocation method for calculating earnings per share when a company’s capital structure includes two or more classes of common stock or common stock and participating securities. Under this method, the Company reduced income from operations by the dividends paid to convertible preferred stockholders and the rights of the convertible preferred stockholders to participate in any undistributed earnings. The undistributed earnings were allocated based on the relative percentage of weighted average shares of outstanding convertible preferred stock to the total number of weighted average shares of outstanding common and convertible preferred stock.
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted earnings per share of common stock for the periods presented, because including them would have been anti-dilutive:

	Fiscal Year Ended March 31,
	2014	2013	2012
Options to purchase common stock	57,085	91,239	379,304
Restricted stock units	10,651	—	16,700
Convertible preferred stock (on an as-if converted basis)	—	—	15,221,571
Convertible preferred stock warrant	—	—	80,560
Total	67,736	91,239	15,698,135
A reconciliation of the basic and diluted earnings per share attributable to common stockholders is as follows (in thousands except share and per share amounts):

	Fiscal Year Ended March 31,
	2014	2013	2012
Earnings per share:
Net income	$15,289	$11,252	$10,036
Less: Dividends paid to convertible preferred stockholders	—	—	13,141
Undistributed loss attributable to convertible preferred stockholders	—	—	(3,408)
Net income attributable to common stockholders	$15,289	$11,252	$303
Weighted average shares of common stock outstanding used in computing earnings per share—basic	16,926,827	17,129,334	469,089
Potential dilutive options	467,146	570,210	641,999
Potential dilutive restricted stock units	18,575	8,295	—
Weighted average shares of common stock outstanding used in computing earnings per share—diluted	17,412,548	17,707,839	1,111,088
Earnings per share —Basic	$0.90	$0.66	$0.65
—Diluted	$0.88	$0.64	$0.27

14. Geographic Areas and Product Sales
The Company’s net sales by geographic area, based on the location to which the product was shipped, are summarized as follows (in thousands):

	Fiscal Year Ended March 31,
	2014	2013	2012
United States	$195,613	$162,263	$136,973
Canada	8,491	7,209	4,508
	$204,104	$169,472	$141,481
The following table sets forth net sales by product category (in thousands):

	Fiscal Year Ended March 31,
	2014	2013	2012
Meals	$99,004	$79,006	$60,680
Snacks	79,074	66,662	56,868
Dressings, condiments and other	26,026	23,804	23,933
	$204,104	$169,472	$141,481
All of the Company’s long-lived assets are located in the U.S.
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
The Company recorded the estimated customer and consumer returns as a reduction of net sales, related costs associated with product returns, destruction charges, inventory write-off and costs incurred by contract manufacturers as cost of sales, and administrative costs associated with the recall such as legal expenses as selling, general and administrative expenses. The Company recorded $1.9 million and $0.4 million for insurance recoveries in connection with the product recall in the years ended March 31, 2014 and 2013, respectively. The impact of recall-related charges and related insurance recoveries is as follows (in thousands except per share amounts):

	Fiscal Year Ended March 31,
	2014	2013
Benefit to / (reduction of) net sales	$1,071	$(1,096)
Benefit to / (incremental) cost of sales	628	(1,080)
Benefit to / (incremental) selling, general and administrative expenses	(24)	(171)
Total benefit to / (reduction of) income before income taxes	$1,675	$(2,347)
Benefit to / (reduction of) net income	$992	$(1,364)
Benefit to / (reduction of) net income per diluted share	$0.06	$(0.08)
The Company does not expect any significant further costs or recoveries associated with the voluntary product recall.
16.    Employee Benefit Plans
The Company offers a retirement savings plan under Section 401(k) of the Internal Revenue Code. The Company match was increased from 25% to 50% during third quarter of fiscal 2013 up to a maximum of 6% of eligible compensation, not to exceed $4,000 per participant. The Company incurred $0.3 million of matching contribution expense for the year ended March 31, 2014. The contribution expense for the years ended March 31, 2013 or 2012 was not material.

17. Income Taxes
The provision for income taxes was as follows (in thousands):

	Fiscal Year Ended March 31,
	2014	2013	2012
Current
Federal	$8,110	$6,111	$4,205
State	1,934	1,824	1,894
	10,044	7,935	6,099
Deferred
Federal	226	504	893
State	267	(327)	(451)
	493	177	442
Provision for income taxes	$10,537	$8,112	$6,541
The reconciliation of the statutory federal income tax rate to the Company’s effective tax is presented below:

	Fiscal Year Ended March 31,
	2014	2013	2012
Tax at federal statutory rate	35.0%	35.0%	34.2%
State income taxes, net of federal benefit	5.5	5.0	5.8
Non-deductible permanent difference	0.5	2.1	2.5
Effect of tax rate change	—	—	(1.0)
Other	(0.2)	(0.2)	(2.0)
	40.8%	41.9%	39.5%
During fiscal 2014, the Company reduced its taxes payable by $2.5 million, as a result of the exercise of non-qualified stock options. The excess tax benefit associated with stock-based compensation of $2.1 million for the fiscal year ended March 31, 2014, was recorded in additional-paid-in-capital.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

	March 31,
	2014	2013	2012
Deferred tax assets
Credits and net operating loss carryforwards	$3,287	$3,749	$3,975
Share-based compensation expense	1,134	1,332	1,441
Accrued compensation	934	1,211	895
Reserves and allowances	1,231	1,018	439
Capital loss carryforward	—	428	424
Other, net	1,021	645	729
Gross deferred tax assets	7,607	8,383	7,903
Valuation allowance	—	(428)	(424)
Total deferred tax assets	7,607	7,955	7,479
Deferred tax liabilities
Property, plant and equipment	(1,256)	(1,111)	(458)
Total deferred tax liabilities	(1,256)	(1,111)	(458)
Net deferred tax assets	$6,351	$6,844	$7,021
As of March 31, 2013, the Company has a $5.1 million state capital loss carryforward resulting from the disposition of Fantastic Foods in fiscal 2009, for which a full valuation allowance was recorded because management believed it was more likely than not that the Company would not generate a capital gain needed to be able to offset the state capital loss. As of March 31, 2014, this capital loss expired and therefore, the associated deferred tax asset and corresponding valuation allowance have been removed from the balance sheet.
The Company had the following net operating loss (“NOL”) carryforwards (in thousands):

	March 31,
	2014	2013	2012
Federal	$8,274	$9,276	$9,931
State	6,605	7,165	7,686
These NOL carryforwards are available to offset future federal and state taxable income through 2027 and 2021, respectively. Pursuant to Section 382 of the Internal Revenue Code, if there is a change in stock ownership of the Company exceeding 50% during a three-year period, the utilization of the Company’s NOL carryforwards may be limited. The business acquisitions in fiscal 2005 resulted in a change in stock ownership and, consequently, the Company’s NOLs generated prior to these ownership changes are subject to an annual limitation.
The Company files consolidated tax returns for federal income taxes as well as for state income taxes in various state jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state, and local tax laws. Due to net operating loss carryovers, the Company is open for U.S. federal and state income tax examinations for fiscal 1999 until 2007 and then once again for U.S. federal income tax examinations for fiscal 2011 and beyond and for state income tax examinations for fiscal 2010 and beyond.
The Company did not have any unrecognized tax positions at March 31, 2014, 2013 and 2012 that if recognized would affect the annual effective tax rate. During the years ended March 31, 2014, 2013 and 2012, the Company did not record any accrued interest or penalties for federal and state income tax purposes. The Company does not expect material changes in the total amount of unrecognized tax benefits within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

18.    Joplin Acquisition
On April 2, 2014, the Company completed its previously announced acquisition of a snack manufacturing plant in Joplin, Missouri (the “Joplin Plant”) from Safeway Inc. and Safeway Australia Holdings, Inc. (together the “Selling Parties”) for $6.0 million of cash, plus the value of inventory and supplies at closing (calculated based on the Selling Parties’ costs). The Company funded the acquisition with approximately $7.4 million in cash on hand and restricted cash of $0.3 million deposited previously in an escrow account. The Joplin Plant has been the primary manufacturer of the Company’s cookie and cracker products for more than ten years. Company products produced in the Joplin Plant currently account for over 40% of its total snacks net sales and represent the majority of the Joplin Plant’s total production volume. In connection with the closing of the acquisition, Annie’s Baking, LLC, the subsidiary of Annie’s that acquired the Joplin Plant, entered into a three-year supply agreement with an affiliate of Safeway Inc., pursuant to which the Company manufactures products for the affiliate. The preliminary allocation of the aggregate cost of acquisition was as follows (in thousands):

Total Preliminary Purchase Price Allocation
Machinery and equipment	$4,463
Inventory	1,495
Building and improvement	920
Land	180
Goodwill	450
Total purchase price	$7,508

19. Selected Quarterly Financial Data (Unaudited)
The following table provides the selected quarterly financial data for fiscal 2014 and 2013:

	Fiscal Year 2014				Fiscal Year 2013
	Mar. 31,	Dec. 31,	Sept. 30	June 30,	Mar. 31,	Dec. 31,	Sept. 30	June 30,
	2014	2013	2013	2013	2013	2012	2012	2012
	(in thousands, except for share and per share amounts)
Net Sales	$60,057	$46,419	$58,310	$39,318	$52,092	$36,319	$46,651	$34,410
Cost of sales	39,037	28,228	36,932	24,278	32,027	23,267	28,786	20,486
Gross profit	21,020	18,191	21,378	15,040	20,065	13,052	17,865	13,924

Income before provision for income taxes	8,744	4,720	8,731	3,631	6,964	2,356	6,322	3,722

Net income	$5,128	$2,769	$5,220	$2,172	$3,865	$1,422	$3,764	$2,201
Earnings per share
—Basic	$0.30	$0.16	$0.31	$0.13	$0.22	$0.08	$0.22	$0.13
—Diluted	$0.29	$0.16	$0.30	$0.13	$0.22	$0.08	$0.21	$0.12
Weighted average shares of common stock outstanding used in computing earnings per share
—Basic	17,005,472	16,937,139	16,896,227	16,869,557	17,262,253	17,249,536	17,070,327	16,936,007
—Diluted	17,425,573	17,398,006	17,392,447	17,353,222	17,724,131	17,781,720	17,702,516	17,600,908
In the first, second, third and fourth quarters of fiscal 2014, the Company recorded total benefit to / (reduction of) income before provision for income taxes of $(0.3) million, $1.3 million, 0.4 million and $0.3 million related to the impact of the January 2013 voluntary product recall and related insurance recoveries.
In the third and fourth quarters of fiscal 2013, the Company recorded reduction of income before provision for income taxes of $2.3 million and $0.1 million related to the impact of the January 2013 voluntary product recall and related insurance recoveries.
In the second and fourth quarters of fiscal 2013, the Company recorded $0.7 million and $0.5 million for secondary offering costs, respectively. Additionally, in the first quarter of fiscal 2013, the Company recorded non-cash charge of $13,000 due to the increase in fair value of the convertible preferred stock warrant.

The following table provides the quarterly financial data for fiscal 2014, and includes the effect of the aforementioned revisions (see Note 2) to the Company's Consolidated Statements of Income and certain other immaterial corrections for the fiscal quarters presented:

	Fiscal 2014 Quarters
	First			Second			Third
	Reported	Correction	Revised	Reported	Correction	Revised	Reported	Correction	Revised
Net Sales	$39,040	$278	$39,318	$58,650	$(340)	$58,310	$46,177	$242	$46,419
Cost of sales	24,278	—	24,278	36,749	183	36,932	27,951	277	28,228
Gross profit	14,762	278	15,040	21,901	(523)	21,378	18,226	(35)	18,191
Selling, general and administrative expenses	11,327	37	11,364	12,538	37	12,575	13,421	—	13,421
Income from operations	3,435	241	3,676	9,363	(560)	8,803	4,805	(35)	4,770
Interest expense	(71)	—	(71)	(104)	—	(104)	(80)	—	(80)
Other income (expense), net	26	—	26	32	—	32	30	—	30
Income before provision for income taxes	3,390	241	3,631	9,291	(560)	8,731	4,755	(35)	4,720
Provision for income taxes	1,361	98	1,459	3,739	(228)	3,511	1,966	(15)	1,951
Net income	$2,029	$143	$2,172	$5,552	$(332)	$5,220	$2,789	$(20)	$2,769
Earnings per share
—Basic	$0.12	$0.01	$0.13	$0.33	$(0.02)	$0.31	$0.16	$—	$0.16
—Diluted	$0.12	$0.01	$0.13	$0.32	$(0.02)	$0.30	$0.16	$—	$0.16
Weighted average shares of common stock outstanding used in computing earnings per share
—Basic	16,869,557	16,869,557	16,869,557	16,896,227	16,896,227	16,896,227	16,937,139	16,937,139	16,937,139
—Diluted	17,353,222	17,353,222	17,353,222	17,392,447	17,392,447	17,392,447	17,398,006	17,398,006	17,398,006

The following table provides the quarterly financial data for fiscal 2013 and includes the effect of the aforementioned revisions (see Note 2) to the Company's Consolidated Statements of Income for the fiscal quarters presented:

	Fiscal 2013
	First			Second			Third			Fourth
	Reported	Correction	Revised	Reported	Correction	Revised	Reported	Correction	Revised	Reported	Correction	Revised
Net Sales	$34,293	$117	$34,410	$46,686	$(35)	$46,651	$36,283	$36	$36,319	$52,715	$(623)	$52,092
Cost of sales	20,486	—	20,486	28,786	—	28,786	23,267	—	23,267	32,027	—	32,027
Gross profit	13,807	117	13,924	17,900	(35)	17,865	13,016	36	13,052	20,688	(623)	20,065
Selling, general and administrative expenses	10,211	—	10,211	11,539	—	11,539	10,687	—	10,687	13,024	—	13,024
Income from operations	3,596	117	3,713	6,361	(35)	6,326	2,329	36	2,365	7,664	(623)	7,041
Interest expense	(40)	—	(40)	(40)	—	(40)	(40)	—	(40)	(48)	—	(48)
Other income (expense), net	49	—	49	36	—	36	31	—	31	(29)	—	(29)
Income before provision for income taxes	3,605	117	3,722	6,357	(35)	6,322	2,320	36	2,356	7,587	(623)	6,964
Provision for income taxes	1,474	47	1,521	2,572	(14)	2,558	919	15	934	3,353	(254)	3,099
Net income	$2,131	$70	$2,201	$3,785	$(21)	$3,764	$1,401	$21	$1,422	$4,234	$(369)	$3,865
Earnings per share
—Basic	$0.13	$—	$0.13	$0.22	$—	$0.22	$0.08	$—	$0.08	$0.25	$(0.02)	$0.22
—Diluted	$0.12	$—	$0.12	$0.21	$—	$0.21	$0.08	$—	$0.08	$0.24	$(0.02)	$0.22
Weighted average shares of common stock outstanding used in computing earnings per share			`
—Basic	16,936,007	16,936,007	16,936,007	17,070,327	17,070,327	17,070,327	17,249,536	17,249,536	17,249,536	17,262,253	17,262,253	17,262,253
—Diluted	17,600,908	17,600,908	17,600,908	17,702,516	17,702,516	17,702,516	17,781,720	17,781,720	17,781,720	17,724,131	17,724,131	17,724,131

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer (who are our Chief Executive Officer and Chief Financial Officer, respectively) as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation and as described below under “Management’s Report on Internal Control over Financial Reporting,” we have identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Due to this material weakness, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2014.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014 using the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that due to the material weakness described below, our internal control over financial reporting was not effective as of March 31, 2014.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness we identified relates to an insufficient complement of finance and accounting resources, including employee turnover, within the organization resulting in design deficiencies in certain areas in which our controls were not precise enough to detect misstatements that in the aggregate could be material to the consolidated financial statements. Specifically, we have determined that (1) our historical methodology for estimating certain trade allowances was not designed to include all related trade promotion costs subsequent to period end and (2) our controls over accounting for contract manufacturing were not designed with an appropriate level of precision to evaluate the valuation and accuracy of all contract manufacturing receivables and payables.

This material weakness did not result in any material misstatements of the Company's consolidated financial statements and disclosures for any interim periods during, or for the annual periods ended March 31, of fiscal 2014, 2013 and 2012. This material weakness resulted in audit adjustments during our fourth quarter ended March 31, 2014 and immaterial misstatements to our net sales, costs of goods sold, inventory, accounts receivable, prepaid expenses and other current assets, and accrued liabilities and revisions to our consolidated financial statements for the first three interim periods of fiscal 2014, for the interim periods during and the annual period ended March 31 of fiscal 2013 and the year ended March 31, 2012. Additionally, this material weakness, if not remediated, could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Remedial Actions
Management believes that significant progress has been made during the year ended March 31, 2014, and through the date of this report, in remediating the underlying causes of the material weakness. We have taken, and will continue to take, a number of actions to remediate this material weakness. Among other things, we have:

•
augmented and hired additional accounting and finance resources and professionals, including a new Chief Financial Officer in November 2013 and a new Controller in March 2014, together with other new hires in the senior accounting and finance organization;

•	developed and implemented an improved methodology and process for capturing and recording all trade promotion costs and this calculation will be reviewed by our Controller for each quarter;

•	made our President responsible for the oversight of all items included in the calculation of gross to net sales;

•	designed a control to review the reconciliations with our contract manufacturers on a quarterly basis;

•	enhanced the documentation of our estimation and reconciliation of our contract manufacturing receivables and payables;

•	engaged an external audit firm to assist with our internal audit function and SOX testing; and

•	established a controls committee with participation from the Board of Directors, senior management and the aforementioned external audit firm, that reports directly to our Board of Directors.
In addition, under the direction of the audit committee of our board of directors, we will continue to develop and implement policies and procedures to improve the overall effectiveness of internal control over financial reporting. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. We cannot assure you, however, when we will remediate such weakness, nor can we be certain of whether additional actions will be required or the costs of any such actions.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2014, other than the additional accounting and finance resources and professionals referenced above in this Item 9A, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information set forth in the sections relating to our director nominees under the headings “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in September 2014 (the “2014 Proxy Statement”).
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information in the 2014 Proxy Statement under the headings “Executive Compensation,” “Corporate Governance,” “Executive Compensation - Compensation Committee Report” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the information in the 2014 Proxy Statement under the headings “Executive Compensation - Equity Compensation Plan Information” and “Ownership of Annie’s Common Stock.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information in the 2014 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information in the 2014 Proxy Statement under the headings “Auditor’s Fees and Services” and “Audit Committee Pre-Approval Policies and Procedures Relating to Services by Auditor.”

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

Date: June 2, 2014

ANNIE’S, INC.

By:	/s/ Zahir M. Ibrahim
Zahir M. Ibrahim
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John M. Foraker and Zahir M. Ibrahim, his/her attorney-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments in this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue of hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Foraker	Chief Executive Officer and Director	June 2, 2014
John M. Foraker	(principal executive officer)

/s/ Zahir M. Ibrahim	Executive Vice President, Chief Financial Officer and Treasurer	June 2, 2014
Zahir M. Ibrahim	(principal financial officer and principal accounting officer)

/s/ Molly F. Ashby	Chairman of the Board of Directors	June 2, 2014
Molly F. Ashby

/s/ Lawrence S. Peiros	Director	June 2, 2014
Lawrence S. Peiros

/s/ Julie D. Klapstein	Director	June 2, 2014
Julie D. Klapstein

/s/ Bettina M. Whyte	Director	June 2, 2014
Bettina M. Whyte

/s/ Billie Ida Williamson	Director	June 2, 2014
Billie Ida Williamson

EXHIBIT INDEX

Exhibit Number	Description	Incorporation by Reference
		Form	File No.	Exhibit(s)	Filing Date
2.1	Agreement of Purchase and Sale among Safeway Australia Holdings, Inc., Safeway Inc. and Annie’s, Inc. dated November 5, 2013	Form 10-Q	001-35470	2.1	7-Nov-13
2.2*	Letter Agreement Regarding Inventory and Supplies Valuation among Safeway Australia Holdings, Inc., Safeway Inc. and Annie’s, Inc., dated March 4, 2014
2.3*	Assignment between Annie’s, Inc. and Annie’s Baking, LLC dated March 20, 2014
3.1	Second Restated Certificate of Incorporation of Annie’s, Inc., dated September 10, 2013	Form 8-K	001-35470	3.3	13-Sep-13
3.2	Second Amended and Restated Bylaws of Annie’s, Inc., effective September 10, 2013	Form 8-K	001-35470	3.4	13-Sep-13
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Common Stock Certificate	Form S-1	333-178270	4.2	16-Mar-12
4.3	Amended and Restated Registration Rights Agreement dated as of November 14, 2005	Form S-1	333-178270	4.4	1-Dec-11
10.1	Services Agreement between Annie’s, Inc. and Solera Capital, LLC dated as of April 27, 2011	Form S-1	333-178270	10.22	18-Jan-12
10.2	Termination Agreement between Annie’s, Inc. and Solera Capital, LLC dated as of February 2, 2012	Form S-1	333-178270	10.23	24-Feb-12
10.3	Share Repurchase Agreement entered into as of February 28, 2013, by and among Annie’s, Inc. and Solera Partners, L.P. and SCI Partners, L.P.	Form 8-K	001-35470	10.1	1-Mar-13
10.4	Second Amended and Restated Loan Agreement between Annie’s, Inc., Annie’s Enterprises, Inc., Annie’s Homegrown, Inc., and Napa Valley Kitchens, Inc. and Bank of America, N.A. dated as of December 21, 2011	Form S-1	333-178270	10.10	18-Jan-12
10.5	Amended and Restated Security Agreement between Annie’s, Inc., Annie’s Enterprises, Inc., Annie’s Homegrown, Inc., and Napa Valley Kitchens, Inc. and Bank of America, N.A. dated as of August 25, 2010	Form S-1	333-178270	10.11	18-Jan-12
10.6	Reaffirmation of Amended and Restated Security Agreement between Annie’s, Inc., Annie’s Enterprises, Inc., Annie’s Homegrown, Inc., and Napa Valley Kitchens, Inc. and Bank of America, N.A.	Form S-1	333-178270	10.26	18-Jan-12
10.7	Amendment No. 1 to the Second Amended and Restated Loan Agreement dated as of March 7, 2013 between Bank of America, N.A. and Annie’s Inc., Annie’s Enterprises, Inc., Annie’s Homegrown, Inc., and Napa Valley Kitchens, Inc.	Form 8-K	001-35470	10.1	8-Mar-13
10.8	Reaffirmation of Amended and Restated Security Agreement dated as of March 7, 2013 between Bank of America, N.A. and Annie’s, Inc., Annie’s Enterprises, Inc., Annie’s Homegrown, Inc. and Napa Valley Kitchens, Inc.	Form 8-K	001-35470	10.2	8-Mar-13
10.9	Amendment No. 2 to the Second Amended and Restated Loan Agreement dated as of November 5, 2013 among Bank of America, N.A., Annie’s, Inc., Annie’s Homegrown, Inc., Annie’s Enterprises, Inc. and Napa Valley Kitchens, Inc.	Form 10-Q	001-35470	10.3	7-Nov-13
10.10	Joinder Agreement dated as of November 22, 2013 between Bank of America, N.A. and Annie’s, Inc., Annie’s Enterprises, Inc., Annie’s Homegrown, Inc., Napa Valley Kitchens, Inc. and Annie’s Baking, LLC	Form 10-Q	001-35470	10.4	10-Feb-14

Exhibit Number	Description	Incorporation by Reference
		Form	File No.	Exhibit(s)	Filing Date
10.11	Office Lease for 1610 Fifth Street, Berkeley, California, between Annie’s, Inc. and Cedar/Fourth Street Partners dated as of November 15, 2010	Form S-1	333-178270	10.12	18-Jan-12
10.12	First Amendment to Office Lease by and between Cedar/Fourth Street Partners and Annie’s, Inc. dated as of September 25, 2012	Form 8-K	001-35470	10.1	1-Oct-12
10.13	Warehousing of Goods Agreement between Annie’s, Inc. and Distribution 2000, Inc. dated as of September 30, 2011†	Form S-1	333-178270	10.13	9-Mar-12
10.14*	Amendment to Warehousing of Goods Agreement between Annie’s, Inc. and Distribution 2000, Inc. dated as of June 13, 2012†
10.15	Amended and Restated Contract Manufacturing and Packaging Agreement between Annie’s Homegrown, Inc. and Philadelphia Macaroni Company dated as of September 25, 2012†	Form 10-Q	001-35470	10.1	31-Oct-12
10.16	Product Supply Agreement between Annie’s Homegrown, Inc. and Dairiconcepts, L.P. dated as of November 1, 2011†	Form S-1	333-178270	10.20	9-Mar-12
10.17	Form of Director and Officer Indemnification Agreement+	Form S-1	333-178270	10.1	24-Feb-12
10.18	Amended and Restated 2004 Stock Option Plan+	Form S-1	333-178270	10.2	1-Dec-11
10.19	Form of Amended and Restated 2004 Stock Option Plan Two-Year Grant Agreement+	Form S-1	333-178270	10.3	1-Dec-11
10.20	Form of Amended and Restated 2004 Stock Option Plan Five-Year Grant Agreement+	Form S-1	333-178270	10.4	1-Dec-11
10.21	Annie’s, Inc. Omnibus Incentive Plan+	Form S-1	333-178270	10.29	9-Mar-12
10.22	Form of Omnibus Incentive Plan IPO Stock Option Agreement+	Form S-1	333-178270	10.30	9-Mar-12
10.23	Form of Omnibus Incentive Plan IPO Restricted Stock Unit Award Agreement+	Form S-1	333-178270	10.31	16-Mar-12
10.24	Form of Omnibus Incentive Plan IPO Performance Share Award Agreement+	Form S-1	333-178270	10.32	9-Mar-12
10.25	Form of Omnibus Incentive Plan Stock Option Award Agreement+	Form 10-K	001-35470	10.37	14-Jun-13
10.26	Form of Omnibus Incentive Plan Restricted Stock Unit Award Agreement+	Form 10-K	001-35470	10.38	14-Jun-13
10.27	Form of Omnibus Incentive Plan Performance Share Unit Award Agreement+	Form 10-K	001-35470	10.39	14-Jun-13
10.28	Independent Director Compensation Plan+	Form 10-K	001-35470	10.40	14-Jun-13
10.29	Independent Director Restricted Stock Unit Award Program under the Omnibus Incentive Plan (as amended and restated effective May 30, 2013)+	Form 10-K	001-35470	10.41	14-Jun-13
10.30	Form of Notice of Grant under Independent Director Restricted Stock Unit Awards Program+	Form 10-K	001-35470	10.42	14-Jun-13
10.31	Executive Employment Agreement between Annie’s, Inc. and John Foraker dated as of February 22, 2012+	Form S-1	333-178270	10.28	24-Feb-12
10.32	Stock Option Purchase Agreement between Annie’s, Inc. and John Foraker dated as of April 27, 2011+	Form S-1	333-178270	10.7	1-Dec-11
10.33	Executive Employment Agreement dated October 16, 2013 between Annie’s, Inc. and Zahir Ibrahim+	Form 8-K	001-35470	10.1	21-Oct-13
10.34	Transition and Separation Agreement dated October 16, 2013 between Annie’s, Inc. and Kelly J. Kennedy+	Form 8-K	001-35470	10.2	21-Oct-13
10.35	Offer Letter between Annie’s, Inc. and Isobel A. Jones+	Form 8-K	001-35470	10.1	2-Apr-13

Exhibit Number	Description	Incorporation by Reference
		Form	File No.	Exhibit(s)	Filing Date
10.36*	Transition and Separation Agreement dated March 26, 2014 between Annie’s, Inc. and Isobel A. Jones+
10.37	Transition and Separation Agreement dated March 28, 2014 between Annie’s, Inc. and Amanda K. Martinez+	Form 8-K	001-35470	10.1	31-Mar-14
21.1*	Subsidiaries of Annie’s, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
101*
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of March 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended March 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended March 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012 and (v) Notes to Consolidated Financial Statements.

*     Filed herewith.
+     Indicates a management contract or compensatory plan or arrangement.

†	Certain portions have been omitted pursuant to a confidential treatment request or order. Omitted information has been filed separately with the Securities and Exchange Commission.