Form 10-Q
period 2014-06-30
Annie's, Inc.
filed 2014-08-07
CIK 1431897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

On July 15, 2014, the registrant had 17,095,396 shares of common stock, par value $0.001 per share, outstanding.

Annie’s, Inc.
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Annie’s, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2014	2013
Net sales	$43,297	$39,318
Cost of sales	31,069	24,278
Gross profit	12,228	15,040
Selling, general and administrative expenses	14,176	11,364
Income (loss) from operations	(1,948)	3,676
Interest expense	(91)	(71)
Other income, net	15	26
Income (loss) before provision for (benefit from) income taxes	(2,024)	3,631
Provision for (benefit from) income taxes	(804)	1,459
Net income (loss)	$(1,220)	$2,172
Earnings (loss) per share
—Basic	$(0.07)	$0.13
—Diluted	$(0.07)	$0.13
Weighted average shares of common stock outstanding used in computing earnings (loss) per share
—Basic	17,059,147	16,869,557
—Diluted	17,059,147	17,353,222
See accompanying notes to the unaudited condensed consolidated financial statements

Annie’s, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	June 30, 2014	March 31, 2014
ASSETS
CURRENT ASSETS:
Cash	$1,644	$17,308
Accounts receivable	17,288	18,324
Inventory	27,719	18,489
Deferred tax assets	4,077	3,312
Income tax receivable	2,472	—
Prepaid expenses and other current assets	4,661	4,277
Total current assets	57,861	61,710
Restricted cash	—	300
Property and equipment, net	13,215	6,620
Goodwill	32,105	30,809
Intangible assets, net	1,070	1,055
Deferred tax assets, long-term	4,265	3,039
Other non-current assets	105	108
Total assets	$108,621	$103,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,844	$7,144
Accrued liabilities	12,023	10,680
Total current liabilities	19,867	17,824
Other non-current liabilities	2,881	905
Total liabilities	22,748	18,729
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Common stock	17	17
Additional paid-in capital	99,912	97,731
Accumulated deficit	(14,056)	(12,836)
Total stockholders’ equity	85,873	84,912
Total liabilities and stockholders’ equity	$108,621	$103,641
See accompanying notes to the unaudited condensed consolidated financial statements

Annie’s, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,220)	$2,172
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	546	309
Stock-based compensation	1,223	293
Excess tax benefit from stock-based compensation	(321)	(370)
Accretion of imputed interest on purchase of intangible asset	36	36
Deferred taxes	(1,242)	144
Changes in operating assets and liabilities:
Accounts receivable	1,036	4,328
Inventory	(7,735)	(3,326)
Income tax receivable	(2,472)	588
Prepaid expenses, other current and non-current assets	(478)	1,418
Accounts payable	385	(1,867)
Accrued expenses and other non-current liabilities	1,982	(583)
Net cash provided by (used in) operating activities	(8,260)	3,142
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Joplin Plant	(7,508)	—
Purchase of property and equipment	(1,221)	(272)
Purchase of intangible assets	(30)	—
Restricted cash	300	—
Net cash provided by (used in) investing activities	(8,459)	(272)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	2,877	4,449
Payments under credit facility	(2,877)	(11,449)
Excess tax benefit from stock-based compensation	321	370
Proceeds from exercises of stock options	734	392
Net cash provided by (used in) financing activities	1,055	(6,238)
NET INCREASE (DECREASE) IN CASH	(15,664)	(3,368)
CASH—Beginning of period	17,308	4,930
CASH—End of period	$1,644	$1,562
See accompanying notes to the unaudited condensed consolidated financial statements

Annie’s, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Description of Business
Annie’s, Inc. (the “Company”), a Delaware corporation incorporated on April 28, 2004, is a natural and organic food company. The Company offers over 145 products in the following three product categories: meals; snacks; and dressings and condiments. The Company’s products are sold throughout the U.S. and Canada via a multi-channel distribution network that serves the mainstream grocery, mass merchandiser and natural retailer channels. The Company’s headquarters are located in Berkeley, California.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements of Annie’s Inc. have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q. The March 31, 2014 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except as noted in Note 7 below) considered necessary for a fair statement have been included. The results for the three months ended June 30, 2014 are not necessarily indicative of the results of operations to be expected for the entire fiscal year.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned direct and indirect subsidiaries, Annie’s Homegrown, Inc., Annie’s Enterprises, Inc., Napa Valley Kitchen, Inc. and Annie’s Baking, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications were made to the Company’s prior financial statements to conform to the current year presentation. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.
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
Freight and Warehousing Costs
Freight and warehousing costs are included in selling, general and administrative expenses in the condensed consolidated statements of operations. Freight and warehousing costs were $1.9 million and $1.5 million for the three months ended June 30, 2014 and 2013, respectively.
Research and Development (R&D) Costs
R&D costs are included in selling, general and administrative expenses in the condensed consolidated statements of operations. R&D costs were $0.6 million for each of the three months ended June 30, 2014 and 2013, respectively.

Annie’s, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Advertising Costs
Advertising costs are included in selling, general and administrative expenses in the condensed consolidated statements of operations. Total advertising costs were $0.1 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively.
Revision of Financial Statements
In finalizing its fiscal 2014 results, the Company determined that the historical methodology for estimating certain trade allowances did not include all related trade promotion costs. Specifically, the methodology did not consider trade promotion activities conducted by the Company’s customers after quarter end related to sales that occurred prior to quarter end related to interim and annual periods through the third quarter of fiscal 2014. These misstatements were not material to any previously reported financial results; however, the Company revised its previously issued financial statements and accompanying notes in its Annual Report on Form 10-K for the year ended March 31, 2014, to reflect these items in the appropriate periods. As part of the revision, the Company also corrected certain additional previously-identified misstatements. The net effect of the revision for the three months ended June 30, 2013 is an increase in net income of $0.1 million.
The Company evaluated the cumulative impact of the errors on prior periods under the guidance in Accounting Standards Codification (“ASC”) 250-10, Accounting Changes and Error Corrections, and the guidance from the SEC in Staff Accounting Bulletin (“SAB”) No. 99, Materiality. The Company also evaluated the impact of correcting the errors through an adjustment to its financial statements under the guidance in ASC 250-10 relating to SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. The Company concluded that these errors were not material, individually or in the aggregate, to any of the prior reporting periods and, therefore, amendments of previously filed reports were not required.
The effects of the revision on the condensed consolidated financial statements for the three months ended June 30, 2013 are detailed below.
Condensed Consolidated Statement of Operations (in thousands, except per share amounts):

	Three Months Ended June 30, 2013
	Reported	Correction	Revised
Net sales	$39,040	$278	$39,318
Gross profit	14,762	278	15,040
Selling, general and administrative expenses	11,327	37	11,364
Income from operations	3,435	241	3,676
Income before provision for income taxes	3,390	241	3,631
Provision for income taxes	1,361	98	1,459
Net income	2,029	143	2,172
Earnings per share—basic	$0.12	$0.01	$0.13
Earnings per share—diluted	$0.12	$0.01	$0.13

Annie’s, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidated Statement of Cash Flows (in thousands):

	Three Months Ended June 30, 2013
	Reported	Correction	Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,029	$143	$2,172
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	31	113	144
Changes in operating assets and liabilities:
Accounts receivable	4,606	(278)	4,328
Accrued expenses and other non-current liabilities	(605)	22	(583)
Net cash provided by (used in) operating activities	3,142	—	3,142
3. Balance Sheet Components
Accounts Receivable and Concentration Risk
Customers that generated 10% or more of the Company’s net sales consist of the following:

	Net Sales
	Customer A	Customer B	Customer C
Three Months Ended June 30,
2014	12%	12%	14%
2013	24%	9%	12%
As of June 30, 2014, two customers represented 26% and 19%, respectively, of accounts receivable. As of March 31, 2014, three customers represented 31%, 17%, and 10%, respectively, of accounts receivable.
Inventory
Inventory is comprised of the following (in thousands):

	June 30, 2014	March 31, 2014
Raw materials	$4,901	$1,442
Work in process	815	616
Finished goods	22,003	16,431
Inventory	$27,719	$18,489

Annie’s, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Property and Equipment, Net
Property and equipment, net are comprised of the following (in thousands):

	June 30, 2014	March 31, 2014
Equipment and automotive	$8,807	$4,004
Software	3,499	2,722
Leasehold improvements	1,408	1,381
Building and improvements	920	—
Plates and dies	501	402
Land	180	—
Construction in progress	1,378	1,058
Total property and equipment	16,693	9,567
Less: Accumulated depreciation and amortization	(3,478)	(2,947)
Property and equipment, net	$13,215	$6,620
The Company capitalizes certain internal and external costs related to the development and enhancement of the Company’s internal-use software, which are included in property and equipment in the accompanying condensed consolidated balance sheets. The Company had $3.2 million and $2.7 million in capitalized software development costs, net of accumulated amortization, including $0.9 million and $1.0 million in construction-in-progress as of June 30, 2014 and March 31, 2014, respectively.
Depreciation expense was $0.5 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively.
Intangible Assets, Net
Intangible assets, net are comprised of the following (in thousands):

	June 30, 2014			March 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Useful
	Amount	Amortization	Amount	Amount	Amortization	Amount	Lives
Product formulas	$1,053	$(132)	$921	$1,023	$(119)	$904	5 - 25 years
Other intangible assets	189	(40)	149	189	(38)	151	5 - 25 years
Total	$1,242	$(172)	$1,070	$1,212	$(157)	$1,055
Amortization expense of intangible assets was $15,000 for each of the three months ended June 30, 2014 and 2013. The estimated future amortization expense relating to intangible assets is anticipated to be $47,000 for the remainder of fiscal 2015, $62,000 for each of the next five years from fiscal 2016 through fiscal 2020, totaling $310,000, and $713,000 after fiscal 2020.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of June 30, 2014 and March 31, 2014 include receivables from contract manufacturers and suppliers of $2.3 million and $2.7 million, respectively.

Annie’s, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accrued Liabilities
The following table shows the components of accrued liabilities (in thousands):

	June 30, 2014	March 31, 2014
Payroll and employee-related expenses	$3,244	$2,907
Inventory received not invoiced	4,114	2,744
Accrued trade expenses	2,373	1,601
Accrued professional fees	1,413	566
Income tax payable	—	1,727
Other accrued liabilities	879	1,135
Total accrued liabilities	$12,023	$10,680
4. Joplin Acquisition
On April 2, 2014, the Company acquired a snack manufacturing business including a plant in Joplin, Missouri (the “Joplin Plant”) for $6.0 million of cash, plus the value of inventory and supplies at closing. The Joplin Plant has been the primary manufacturer of the Company's cookie and cracker products for more than ten years. The Company funded the acquisition with $7.2 million in cash on hand and restricted cash of $0.3 million, which was allocated to tangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The excess of the consideration paid over the fair value of the identifiable net assets acquired of $1.3 million was recorded as goodwill, of which $0.2 million is expected to be deductible for tax purposes. In connection with the closing of the acquisition, the Company entered into a three-year supply agreement with an affiliate of Safeway Inc. (“Safeway”), pursuant to which the Company will manufacture products for the affiliate. The Company recorded deferred revenue of $1.9 million related to this supply agreement that will be recorded as revenue over the term of the agreement. Since the date of acquisition, the Joplin Plant generated net sales to Safeway of $2.0 million and had net income of $0.1 million through June 30, 2014. The preliminary allocation of the aggregate cost of the acquisition was as follows (in thousands):

Total Purchase Price Allocation
Machinery and equipment	$4,727
Inventory	1,495
Building and improvement	920
Deferred tax asset, long-term	749
Land	180
Deferred revenue	(1,859)
Goodwill	1,296
Total purchase price	$7,508
The acquisition of the Joplin Plant was not material to the Company’s financial position or results of operations, and therefore pro forma operating results are not presented, since the results would not be significantly different than reported results.

Annie’s, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Credit Facility
The Company has a revolving credit facility of $40.0 million with Bank of America, N. A. that expires in August 2016. The credit facility is collateralized by substantially all of the Company’s assets. The Company is required to pay a commitment fee on the unused credit facility commitments, if the outstanding balance is less than half the commitment, at an annual rate ranging from 0.25% to 0.40% depending on the utilization rate. There were no borrowings outstanding under the credit facility and the Company was in compliance with the covenants as of June 30, 2014 and March 31, 2014.
6. Commitments and Contingencies
Lease Commitments
The Company leases its offices and other equipment under non-cancelable operating leases that expire through fiscal year 2019. Rent expense for non-cancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended June 30, 2014 and 2013 was $180,000 and $150,000, respectively.
Indemnifications
In the normal course of business, the Company enters into contracts that contain a variety of representations and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. The Company has not paid any significant claims or been required to defend any action related to its indemnification obligations, and, accordingly, the Company believes that the estimated fair value of these indemnification obligations is minimal and has not accrued any amounts for these commercial obligations.
Legal Matters
On December 6, 2013, a private organization called the Center for Environmental Health (“CEH”) sued the Company and its subsidiary, Annie’s Homegrown, Inc., in Superior Court of the State of California in the County of Alameda under California Health & Safety Code §§ 25249.5 et seq. (commonly referred to as “Proposition 65”). CEH claims that warnings are required in California under Proposition 65 for alleged exposures to lead and lead compounds from cookies that contain ginger or molasses, including Annie’s Gluten-Free Ginger Snap Bunny Cookies. CEH is seeking injunctive relief, civil penalties of $2,500 per violation per day and its attorneys’ fees and costs. The lawsuit, entitled Center for Environmental Health v. Mondelez International, Inc., et al., Alameda County Superior Court Case No. RG13-677800, names twenty-two other companies that are either suppliers or retailers of ginger- or molasses-containing cookies. The Company intends to vigorously defend against this claim and while the Company does not presently believe that it will have a material adverse effect on its financial condition, given the early stages of the matter, it is not possible to estimate the amount or range of any potential loss.
On or about June 11, 2014, Steve Taormina filed a purported class action complaint against the Company, and certain of its current and former officers, in the United States District Court for the Northern District of California. The lawsuit alleges violations of the Exchange Act by the Company and the officers for making allegedly material false and misleading public statements regarding the Company’s business and operations between August 8, 2013 and June 3, 2014 and seeks unspecified monetary damages and other relief against the defendants. On June 30, 2014, Donna Weiss filed a second purported class action complaint in the Northern District of California, against the same parties, containing substantially similar allegations and seeking a substantially similar recovery.
On June 18, 2014, Anna H. Goodman, filed a derivative complaint purportedly on behalf of Annie’s, Inc., against the Company’s Board and Solera Capital LLC. On July 29, 2014 Dan Stanick, represented by the same law firm as Ms. Goodman, filed substantially the same complaint in the Superior Court of California, County of Alameda. These lawsuits generally allege breaches of fiduciary duties by each of the Board members and Solera Capital, by engaging in alleged wrongful conduct, including conduct complained of in the securities litigation matters described above, and seek unspecified monetary damages and other relief against the defendants.
The class action and derivative lawsuits described in the paragraphs above followed and relate to the Company’s announcement of a material weakness in internal controls over financial reporting as identified in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014. The Company intends to defend vigorously against these claims and while the Company does not presently believe that they will have a material adverse effect on its financial condition, given the early stages of the matters, it is not possible to estimate the amount or range of any potential loss.

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
7. Stock-Based Compensation
Stock-based compensation expense included in selling, general and administrative expenses was $1.2 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively. In finalizing its results for the three months ended June 30, 2014, the Company identified $0.9 million of stock-based compensation expense that related to periods through March 31, 2014, but were not previously recorded. The Company determined that these costs were immaterial to its previously issued financial statements and its expected results for fiscal 2015, and therefore previously issued financial statements were not revised and these costs were recorded in the three-month period ended June 30, 2014.
The following table summarizes stock option activity during the three months ended June 30, 2014:

	Number of Shares	Weighted-Average Exercise Price
Balance at March 31, 2014	913,825	$13.58
Granted	73,737	32.48
Forfeited	(4,197)	19.00
Exercised	(55,604)	13.20
Balance at June 30, 2014	927,761	$15.08
The weighted average grant date fair value of employee stock options granted during the three months ended June 30, 2014 was $11.15 per share. The total intrinsic value of stock options exercised during the three months ended June 30, 2014 was $1.1 million. The intrinsic value is calculated based on the difference between the exercise price and the fair value of the common stock at time of exercise.
The following table summarizes unvested restricted stock unit and performance share unit activity during the three months ended June 30, 2014:

Shares-Based Awards	Shares	Weighted-Average Grant Date Fair Value
Unvested at March 31, 2014	88,910	$31.84
Granted	82,431	32.48
Vested	—	—
Forfeited	(1,789)	27.40
Unvested at June 30, 2014	169,552	$32.20
As of June 30, 2014, there were 99,458 unvested performance share units outstanding, net of actual forfeitures. As of June 30, 2014, the number of shares estimated to be issued at the end of the performance period(s) is 37,039 shares. The maximum number of shares that could be issued at the end of performance period(s) is 149,208 shares.
As of June 30, 2014, there was $5.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements which is expected to be recognized over a weighted average period of 3.1 years.
8. Income Taxes
The Company’s effective tax rate was 39.7% and 40.2% for the three months ended June 30, 2014 and 2013, respectively. The effective tax rate is based on a projection of the Company’s annual fiscal year results. The effective tax rate for the three months ended June 30, 2014 is comparable to the three months ended June 30, 2013 after considering a discrete item in the current period.

Annie’s, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Earnings Per Share
Basic earnings (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by giving effect to all potentially dilutive securities outstanding during the period. The Company utilizes the treasury stock method to calculate potentially dilutive common shares that underlie its stock options to purchase common stock and restricted stock units. Performance share units were excluded from potentially dilutive common shares since the performance condition had not been satisfied as of June 30, 2014 and March 31, 2014.
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted earnings (loss) per share of common stock for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended June 30,
	2014	2013
Options to purchase common stock	927,761	132,737
Restricted stock units	174,244	7,640
Total	1,102,005	140,377
A reconciliation of the basic and diluted earnings (loss) per share attributable to common stockholders is as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2014	2013
Earnings (loss) per share:
Net income (loss)	$(1,220)	$2,172
Weighted average shares of common stock outstanding used in computing earnings (loss)—basic	17,059,147	16,869,557
Potential dilutive options	—	472,117
Potential dilutive restricted stock units	—	11,548
Weighted average shares of common stock outstanding used in computing earnings (loss)—diluted	17,059,147	17,353,222
Earnings (loss) per share
—Basic	$(0.07)	$0.13
—Diluted	$(0.07)	$0.13
10. Geographic Areas and Product Sales
The Company’s net sales by geographic area, based on the location to which the product was shipped, are summarized as follows (in thousands):

	Three Months Ended June 30,
	2014	2013
United States	$41,436	$37,712
Canada	1,861	1,606
	$43,297	$39,318

Annie’s, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth net sales by product category (in thousands):

	Three Months Ended June 30,
	2014	2013
Meals	$17,545	$16,672
Snacks	17,861	15,934
Dressings and condiments	5,852	6,712
Sales to Safeway under supply agreement (Note 4)	2,039	—
	$43,297	$39,318
All of the Company’s long-lived assets are located in the U.S.
11. Product Recall
In January 2013, the Company announced a voluntary product recall of certified organic and made with organic pizza products due to the possible presence of fragments of flexible metal mesh from a faulty screen at a third-party flour mill. The Company initiated the recall of all lots of pizza product manufactured with this supplier’s flour from its first purchase from the supplier in May 2012. The Company recorded certain items associated with the recall in its financial results for the three months ended June 30, 2014 and 2013 as presented in the table below (in thousands except per share amounts):

	Three Months Ended June 30,
	2014	2013
Benefit to/(incremental) cost of sales	$18	$(217)
Benefit to/(incremental) selling, general and administrative expenses	—	(43)
Total benefit to/(reduction of) income before income taxes	$18	$(260)
Benefit to/(reduction of) net income (loss)	$11	$(156)
Benefit to/(reduction of) net income (loss) per diluted share	$—	$(0.01)
The Company does not expect any significant further additional costs associated with the voluntary product recall. The Company expects to receive additional insurance recoveries in future quarters.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended March 31, 2014 (“fiscal 2014”) included in our Annual Report on Form 10-K (“Form 10-K”) filed with the SEC on June 2, 2014. This Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those in our Form 10-K discussed in the section titled “Risk Factors” including risks relating to implementation of our growth strategy; our brand; our reputation; product liability claims; competition; new product introductions; ingredient and packaging costs and availability; a material weakness in our internal control over financial reporting; reliance on a limited number of distributors, retailers, contract manufacturers and third-party suppliers and an outside warehouse facility; our acquisition of Joplin Plant; economic disruptions; changes in consumer preferences; intellectual property and related disputes; regulatory compliance and independent certification; product labeling and marketing; transportation; our supply-chain; productivity initiatives; our and our customers’ inventory levels; seasonality; employee recruitment and retention; information technology systems; and our revolving credit facility. The forward-looking statements in this Form 10-Q represent our views as of the date of this Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-Q.
Executive Overview of Financial Results
Annie’s, Inc. is a natural and organic food company with a widely recognized brand sold across the mainstream grocery, mass merchandiser and natural retailer channels. We have the number one natural and organic market position in four product lines: macaroni and cheese, snack crackers, fruit snacks and graham crackers.
Our net sales are derived primarily from the sale of meals, snacks, dressings and condiments under the Annie’s Homegrown and Annie’s Naturals brand names. We have experienced strong growth resulting from our focus on supporting our existing product portfolio and the introduction of new items.
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
Key results of the quarter
Net sales increased 10%, with 5% coming from our base business and 5% coming from contract manufacturing revenues associated with our three-year supply agreement with Safeway, Inc. (“Safeway”), which took effect in the current quarter.
Sales volume continues to be the driver of our year-over-year growth, with higher prices contributing approximately one percent to growth for the quarter.
Net sales growth in the quarter was led by snacks, which increased 12% over the prior year. Our meals business grew approximately 5%, and our dressings and condiments business declined 13%. Overall, our revenue growth slowed in the quarter as a result of 45% reduction in orders from our largest customer, UNFI, as they strive to decrease their inventories.
Gross margin for the quarter was 28.2%, down 10.1% versus prior year. The year-over-year gross margin decline was primarily due to higher trade spend costs, significant increases in the cost of organic wheat, and changes in customer and product mix, partially offset by sales price increases and cost saving initiatives.

SG&A expenses in the quarter increased as a percentage of net sales due to higher ongoing payroll costs, higher audit, legal and other consulting costs as well as additional stock-based compensation expense of $0.9 million related to prior years.
For the quarter, we reported an operating loss of $(1.9) million versus operating income of $3.7 million a year ago.
Our loss per share in the current quarter was $(0.07) compared to diluted earnings per share of $0.13 a year ago.
Joplin Acquisition
On April 2, 2014, we acquired a snack manufacturing plant in Joplin, Missouri (the “Joplin Plant”) for $6.0 million of cash, plus the value of inventory and supplies at closing. We funded the acquisition with $7.2 million in cash on hand and restricted cash of $0.3 million. The Joplin Plant has been the primary manufacturer of our cookie and cracker products for more than ten years. In connection with the closing of the acquisition, we entered into a three-year supply agreement with an affiliate of Safeway, pursuant to which we will manufacture products for the affiliate.
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
Results of Operations
The following table sets forth items included in our consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

	Three Months Ended June 30,		% of Net Sales
	2014	2013	2014	2013
	(in thousands, except for percentages)
Net sales	$43,297	$39,318	100.0%	100.0%
Cost of sales	31,069	24,278	71.8%	61.7%
Gross profit	12,228	15,040	28.2%	38.3%
Selling, general and administrative expenses	14,176	11,364	32.7%	28.9%
Income (loss) from operations	(1,948)	3,676	(4.5)%	9.3%
Interest expense	(91)	(71)	(0.2)%	(0.2)%
Other income, net	15	26	0.0%	0.1%
Income (loss) before provision for (benefit from) income taxes	(2,024)	3,631	(4.7)%	9.2%
Provision for (benefit from) income taxes	(804)	1,459	(1.9)%	3.7%
Net income (loss)	$(1,220)	$2,172	(2.8)%	5.5%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Net Sales

	Three Months Ended June 30,		Change		% of Net Sales
	2014	2013	$	%	2014	2013
	(in thousands, except for percentages)
Meals	$17,545	$16,672	$873	5.2%	40.5%	42.4%
Snacks	17,861	15,934	1,927	12.1%	41.3%	40.5%
Dressings and condiments	5,852	6,712	(860)	(12.8)%	13.5%	17.1%
Sales to Safeway under supply agreement	2,039	—	2,039	n/m	4.7%	—%
Net sales	$43,297	$39,318	$3,979	10.1%	100.0%	100.0%
The $4.0 million increase in net sales was largely driven by continued distribution gains, our mainline placement initiative, recent product introductions and contract manufacturing revenues related to our supply agreement with an affiliate of Safeway. These factors were offset by lower sales in our natural channel, resulting from distributor inventory reductions. Higher average selling prices contributed approximately one percent to net sales growth.
The increase in net sales of snacks was primarily due to volume growth in our fruit snacks, cookies, and crackers. The increase in net sales to Safeway under supply agreement was due to contract manufacturing revenues associated with our three-year supply agreement entered into in connection with our acquisition of the Joplin Plant, which took effect during the quarter. The increase in net sales of meals was predominantly driven by strong growth in organic macaroni and cheese products and recent product introductions, including frozen entrées and microwavable cup macaroni and cheese. The decrease in net sales of dressings and condiments was primarily driven by volume declines in dressings as a result of distributor inventory reductions.
Gross Profit

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(in thousands, except for percentages)
Cost of sales	$31,069	$24,278	$6,791	28.0%
Gross profit	$12,228	$15,040	$(2,812)	(18.7)%
Gross margin %	28.2%	38.3%
The $2.8 million decrease in gross profit was primarily the result of higher supply chain costs, higher trade spend and adverse mix which were offset by increases in volume and sales price. The increase in supply chain costs was primarily due to organic wheat inflation and the drivers of the increase in trade spend included promotional spend to support our new products as well the timing of promotional activities.
Selling, General and Administrative Expenses (SG&A)

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(in thousands, except for percentages)
SG&A	$14,176	$11,364	$2,812	24.7%
SG&A as a percentage of net sales	32.7%	28.9%
The $2.8 million increase in SG&A expenses was primarily due to a $0.6 million increase in payroll expense resulting from increased headcount, a $1.1 million increase in audit, legal and other consulting fees, a significant portion of which relates to fees incurred in addressing our material weakness and the legal matters relating thereto, and $0.9 million in additional stock-based compensation expense recorded in the three months ended June 30, 2014 related to prior years. As a percentage of net sales, SG&A increased 3.8 percentage points primarily due to the higher audit, legal and other consulting fees and the additional stock-based compensation expense.

Interest Expense

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(in thousands, except for percentages)
Interest expense	$(91)	$(71)	$(20)	28.2%
Interest expense in the three months ended June 30, 2014 was comparable to the prior fiscal quarter.
Provision for (benefit from) income taxes

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(in thousands, except for percentages)
Provision for (benefit from) income taxes	$(804)	$1,459	$(2,263)	(155.1)%
Effective tax rate	39.7%	40.2%
Our effective tax rate decreased to 39.7% for the three months ended June 30, 2014, compared to 40.2% for the three months ended June 30, 2013. The effective tax rate is based on a projection of our annual fiscal year results. Our effective tax rate for the current quarter is comparable to the prior year quarter after considering a discrete item in the current period. We expect our annual fiscal year effective tax rate to approximate the prior year rate.
Liquidity and Capital Resources
Our primary cash needs are working capital and capital expenditures. Historically, we have generally financed these needs with cash provided by operations and borrowings under our credit facility. We typically take advantage of accelerated payment discounts offered to us by our vendors and contract manufacturers, usually 1% for net-10 payment.
Our principal sources of liquidity are our cash and accounts receivable. We have a credit facility with Bank of America, N.A., which provides for revolving loans and letters of credit up to $40.0 million that expires in August 2016. We have historically generated cash from our operations, however, there can be no assurance that our operations will continue to generate cash flows in the future. We use cash generated from our operations to fund our ongoing operations including business expansion and growth. We believe that our cash, cash flow from operating activities and available borrowings under our credit facility will be sufficient to meet our capital requirements for at least the next twelve months.
Our cash balance decreased by $15.7 million during the first quarter of fiscal 2015, of which we used $8.3 million in cash for operations. In addition, we invested approximately $1.2 million in property and equipment and on April 2, 2014, we funded our acquisition of the Joplin Plant with approximately $7.2 million in cash on hand and restricted cash of $0.3 million. In fiscal 2015 we expect our capital expenditures to be approximately $5.0 million to $7.0 million.
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities in the three months ended June 30, 2014 was $(8.3) million, compared to $3.1 million in the three months ended June 30, 2013.
Cash used in operating activities in the three months ended June 30, 2014 was primarily due to a $7.7 million increase in inventory in anticipation of seasonally higher sales in our second quarter.
Cash Flows from Investing Activities
Net cash used in investing activities in the three months ended June 30, 2014 was $8.5 million, compared to $0.3 million in the three months ended June 30, 2013.
Cash used in investing activities in the three months ended June 30, 2014 was primarily comprised of $7.5 million related to acquisition of the Joplin Plant and $1.2 million in capital expenditures.
Cash Flows from Financing Activities
Net cash provided by (used in) financing activities in the three months ended June 30, 2014 was $1.1 million, compared to $(6.2) million in the three months ended June 30, 2013.

Cash provided by financing activities of $1.1 million in the three months ended June 30, 2014 related to cash proceeds of $0.7 million from exercises of stock options and $0.3 million of excess tax benefit from stock-based compensation.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of June 30, 2014:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More than Five Years

	(in thousands)
Rent obligations(1)	$2,999	$654	$1,279	$1,066	$—
Equipment lease obligations(2)	126	36	73	17	—
Total operating lease obligations	3,125	690	1,352	1,083	—
Purchase commitments(3)	25,240	24,878	362	—	—
Product formula obligations(4)	1,700	150	300	1,250	—
Warehousing overhead obligations(5)	200	200	—	—	—
Total	$30,265	$25,918	$2,014	$2,333	$—

(1)
We lease our corporate headquarters at 1610 Fifth Street, Berkeley, California pursuant to a lease agreement that expires in February 2019. The lease includes a provision to adjust the rent for the final three years and provides that the rent will be equal to 95% of the then fair market rental rate for the property, provided, the monthly rent payable will not be less than the monthly rent payable during the immediately preceding month of the initial term. The landlord is required to deliver to us a notice of the fair market rental rate for the property no later than August 1, 2015. The table above assumes rent for the additional three years at the monthly rental rate applicable to the last month of the original lease agreement.

(2)	We lease equipment under operating leases. These leases expire at various dates through 2019, excluding extensions at our option, and contain provisions for rental adjustments.

(3)	We have purchase commitments, directly or through contract manufacturers, to purchase ingredients and packaging materials to be used in the future to manufacture products.

(4)	We have a product formula obligation of $1.1 million, on a discounted basis, to one of our contract manufacturers.

(5)	We have an agreement with our contract warehousing company to pay minimum overhead fees through June 2015.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements or any holdings in variable interest entities.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our Form 10-K for fiscal 2014 provides a detailed discussion of the market risks affecting our operations. We believe our exposure to these market risks did not change materially during the three months ended June 30, 2014.

ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer (who are our Chief Executive Officer and Chief Financial Officer , respectively) as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, due to a material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2014.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, the material weakness we identified relates to an insufficient complement of finance and accounting resources, including employee turnover, within the organization resulting in design deficiencies in certain areas in which our controls were not precise enough to detect misstatements that in aggregate could be material to consolidated financial statements. Specifically, we have determined that (1) the historical methodology for estimating certain trade allowances was not designed to include all related trade promotion costs subsequent to period end and (2) our controls over accounting for contract manufacturing were not designed with an appropriate level of precision to evaluate the valuation and accuracy of all contract manufacturing receivables and payables.
The material weakness did not result in any material misstatements of the Company’s financial statements and disclosures for the years ended March 31, 2014, 2013 and 2012. For additional details, see Item 9A. Controls and Procedures—Management’s Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.
Management believes that significant progress has been made prior to filing this quarterly report on Form 10-Q in remediating the underlying causes of the material weakness. We have taken, and will continue to take, a number of actions to remediate this material weakness. Among other things, we have:

•
augmented and hired additional accounting and finance resources and professionals, including a new Chief Financial Officer in November 2013 and a new Controller in March 2014, together with other new hires in the senior accounting and finance organization;

•	developed and implemented an improved methodology and process for capturing and recording all trade promotion costs and this calculation will be reviewed by our Controller for each quarter;

•	made our President responsible for the oversight of all items included in the calculation of gross to net sales;

•	designed controls to ensure the timely accounting for contract manufacturer costs and the reconciliation of those costs with our contract manufacturers on a quarterly basis;

•	enhanced the documentation of our estimation and reconciliation of our contract manufacturing receivables and payables;

•	engaged an external audit firm to assist with our internal audit function and SOX testing; and

•	established a controls committee with participation from the Board of Directors, senior management and the aforementioned external audit firm, that reports directly to our Board of Directors.
We and our Board of Directors are committed to maintaining a strong internal control environment, and believe that these remediation efforts represent significant improvements in our control environment and in our controls over the accounting for trade promotion costs and contract manufacturing. Additional controls may also be required over time. The identified material weakness in internal control will not be considered fully addressed until the internal controls over these areas have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated. We continue to work on implementing and testing the new controls in order to make this final determination.

Changes in Internal Control Over Financial Reporting
Other than as expressly noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On December 6, 2013, a private organization called the Center for Environmental Health (“CEH”) sued us and our subsidiary, Annie’s Homegrown, Inc., in Superior Court of the State of California in the County of Alameda under California Health & Safety Code §§ 25249.5 et seq. (commonly referred to as “Proposition 65”). CEH claims that warnings are required in California under Proposition 65 for alleged exposures to lead and lead compounds from cookies that contain ginger or molasses, including our Gluten-Free Ginger Snap Bunny Cookies. CEH is seeking injunctive relief, civil penalties of $2,500 per violation per day and its attorneys’ fees and costs. The lawsuit, entitled Center for Environmental Health v.Mondelez International, Inc., et al., Alameda County Superior Court Case No. RG13-677800, names twenty-two other companies that are either suppliers or retailers of ginger- or molasses-containing cookies. We intend to vigorously defend against this claim and while we do not presently believe that it will have a material adverse effect on our financial condition, given the early stages of the matter, it is not possible to estimate the amount or range of any potential loss.
On or about June 11, 2014, Steve Taormina filed a purported class action complaint against the Company, and certain of our current and former officers, in the United States District Court for the Northern District of California. The lawsuit alleges violations of the Exchange Act by the Company and the officers for making allegedly material false and misleading public statements regarding the Company’s business and operations between August 8, 2013 and June 3, 2014 and seeks unspecified monetary damages and other relief against the defendants. On June 30, 2014, Donna Weiss filed a second purported class action complaint in the Northern District of California, against the same parties, containing substantially similar allegations and seeking a substantially similar recovery.
On June 18, 2014, Anna H. Goodman, filed a derivative complaint purportedly on behalf of Annie’s, Inc., against our Board and Solera Capital LLC. On July 29, 2014 Dan Stanick, represented by the same law firm as Ms. Goodman, filed substantially the same complaint in the Superior Court of California, County of Alameda. These lawsuits generally allege breaches of fiduciary duties by each of the Board members and Solera Capital, by engaging in alleged wrongful conduct, including conduct complained of in the securities litigation matters described above, and seek unspecified monetary damages and other relief against the defendants.
The class action and derivative lawsuits described in the paragraphs above followed and relate to the Company’s announcement of a material weakness in internal controls over financial reporting as identified in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. We intend to defend vigorously against these claims and while we do not presently believe that they will have a material adverse effect on our financial condition, given the early stages of the matters, it is not possible to estimate the amount or range of any potential loss.
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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for fiscal year ended March 31, 2014.

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
101*
The following materials from Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Statements of Operations for the three months ended June, 2014 and 2013, (ii) Condensed Balance Sheets as of June 30, 2014 and March 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.

+    Indicates a management contract or compensatory plan or arrangement.
*    Furnished or filed herewith, as applicable

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 7, 2014

ANNIE’S, INC.

By:	/s/ Zahir M. Ibrahim
Zahir M. Ibrahim
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)